Form 10-Q
period 2015-06-30
Cincinnati Bancorp
filed 2015-09-28
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 333-202657

Cincinnati Bancorp

(Exact name of registrant as specified in its charter)

Federal	47-4931771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6581 Harrison Avenue, Cincinnati, Ohio	45247
(Address of Principal Executive Offices)	(Zip Code)

(513) 574-3025

(Registrant’s telephone number)

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of September 16, 2015 no shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding.

Cincinnati Bancorp

Form 10-Q

EXPLANATORY NOTE

Cincinnati Bancorp, a Federal corporation (the “Company” or the “Registrant”), will be formed to serve as the savings and loan holding company for Cincinnati Federal Savings and Loan Association (the “Bank”) as part of the Bank’s reorganization to the mutual holding company form of organization. As of June 30, 2015, the reorganization had not been completed, and, as of that date, the Registrant had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of the Bank is included in this Quarterly Report.

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Federal Savings and Loan Association

Consolidated Balance Sheets

June 30, 2015 (Unaudited) and December 31, 2014

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$4,288,106	$3,583,246
Interest-bearing demand deposits in banks	4,580,025	3,757,635

Cash and cash equivalents	8,868,131	7,340,881

Available-for-sale securities	2,952,686	3,371,075
Loans held for sale	2,986,427	1,546,868
Loans, net of allowance for loan losses of $1,374,508 and $1,350,000, respectively.	113,077,764	104,487,438
Premises and equipment, net	2,666,509	2,566,329
Federal Home Loan Bank stock	888,100	888,100
Foreclosed assets held for sale	155,853	255,779
Interest receivable	351,175	316,535
Mortgage servicing rights	633,036	513,853
Federal Home Loan Bank lender risk account receivable	1,332,445	1,270,017
Bank Owned Life Insurance	3,038,319	2,992,368
Other assets	831,470	134,855

Total assets	$137,781,915	$125,684,098

Liabilities and Equity

Liabilities
Deposits
Demand	$11,744,663	$11,461,142
Savings	22,352,784	24,414,390
Certificates of Deposits	69,868,563	57,602,240

Total deposits	103,966,010	93,477,772

Federal Home Loan Bank advances	20,331,973	18,782,705
Advances from borrowers for taxes and insurance	500,435	1,019,208
Interest payable	20,366	16,692
Other liabilities	1,184,730	918,472

Total liabilities	126,003,514	114,214,849
Commitments and Contingent Liabilities

Equity
Retained earnings	12,017,161	11,709,362
Accumulated other comprehensive loss	(238,760)	(240,113)

Total equity	11,778,401	11,469,249

Total liabilities and equity	$137,781,915	$125,684,098

The accompanying notes are an integral part of these financial statements.

Cincinnati Federal Savings and Loan Association

Consolidated Statements of Income

Six Months and Three Months Ended June 30, 2015 and 2014 (Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Interest and Dividend Income
Loans, including fees	$2,387,693	$2,352,371	$1,230,354	$1,192,638
Securities	16,222	26,063	7,464	11,893
Dividends on Federal Home Loan Bank stock and other	17,740	19,377	8,775	9,542

Total interest and dividend income	2,421,655	2,397,811	1,246,593	1,214,073

Interest Expense
Deposits	464,022	426,469	246,526	222,413
Federal Home Loan Bank advances	155,381	244,056	83,902	121,946

Total interest expense	619,403	670,525	330,428	344,359

Net Interest Income	1,802,252	1,727,286	916,165	869,714

Provision for Loan Losses	41,052	144,500	9,000	98,000

Net Interest Income After Provision for Loan Losses	1,761,200	1,582,786	907,165	771,714

Noninterest Income
Gain on sales of loans	832,726	509,740	485,894	355,300
Other	367,449	314,472	213,621	102,665

Total noninterest income	1,200,175	824,212	699,515	457,965

Noninterest Expense
Salaries and employee benefits	1,270,238	1,049,692	656,311	521,089
Occupancy and equipment	191,411	189,475	99,341	90,407
Directors compensation	125,000	140,000	62,500	70,000
Data processing	235,452	202,345	116,551	98,806
Professional fees	92,280	58,870	41,939	34,054
Franchise tax	46,500	49,500	23,250	24,750
Deposit insurance premiums	50,345	39,806	25,848	21,080
Advertising	67,276	31,441	40,552	15,625
Software Licenses	36,100	24,767	18,511	13,186
Loan costs	162,749	64,154	131,436	44,571
Net losses (gains) on sales of foreclosed asset	9,663	(3,734)	8,913	—
Other	231,681	192,896	110,797	96,760

Total noninterest expense	2,518,695	2,039,212	1,335,949	1,030,328

Income Before Income Tax	442,680	367,786	270,731	199,351

Provision for Income Taxes	134,880	110,402	82,120	58,469

Net Income	$307,800	$257,384	$188,611	$140,882

The accompanying notes are an integral part of these financial statements.

Cincinnati Federal Savings and Loan Association

Consolidated Statements of Comprehensive Income

Six Months and Three Months Ended June 30, 2015 and 2014 (Unaudited)

	Six Months Ended June 30,		Three Months Ended March 31,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net Income	$307,800	$257,384	$119,189	$116,502

Other Comprehensive Income:
Net unrealized gains (losses) on available-for-sale securities	(702)	36,014	12,376	(22,035)
Tax (expense) benefit	239	(12,245)	(4,208)	7,492
Changes in directors’ retirement plan prior service costs	2,750	—	1,376	—
Tax benefit	(935)	—	(468)	—

Other comprehensive income (loss)	1,352	23,769	9,076	(14,543)

Comprehensive Income	$309,152	$281,153	$128,265	$101,959

The accompanying notes are an integral part of these financial statements.

Cincinnati Federal Savings and Loan Association

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)

Operating Activities
Net income	$307,800	$257,384
Items not requiring (providing) cash
Depreciation and amortization	66,527	72,027
Provision for loan losses	41,052	144,500
Amortization of premiums and discounts on securities	15,149	13,764
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	49,268	95,796
FHLB Advance Prepayment Penalties	—	—
Deferred income taxes	68,541	50,347
Gain on Sale of Loans	832,726	509,740
Proceeds from the sale of loans held for sale	23,978,487	11,549,411
Origination of loans held for sale	(26,229,535)	(13,763,638)
Net (gains) loss on sale of foreclosed assets	9,663	(3,734)
Income from Bank Owned Life insurance	(45,951)	(41,405)
Changes in
Interest receivable	(34,640)	(26,803)
Mortgage servicing rights	(119,183)	(60,037)
Federal Home Loan Bank lender risk account receivable	(62,428)	(36,878)
Other assets	(696,616)	(122,353)
Interest payable	3,674	(1,821)
Other liabilities	199,771	(122,260)

Net cash used in operating activities	(1,615,695)	(1,485,960)

Investing Activities
Net change in interest-bearing time deposits in banks	—	—
Purchases of available-for-sale securities	—	—
Proceeds from maturities of available-for-sale securities	402,538	368,396
Purchase of Federal Home Loan Bank stock	—	(3,500)
Net change in loans	(8,747,020)	(9,675,278)
Purchase of premises and equipment	(166,707)	(17,315)
Purchase of bank owned life insurance	—	—
Proceeds from sales of foreclosed assets	184,668	18,566

Net cash used in investing activities	(8,326,521)	(9,309,131)

The accompanying notes are an integral part of these financial statements.

Cincinnati Federal Savings and Loan Association

Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2015 and 2014 (Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)

Financing Activities
Net increase in deposits	10,488,239	8,838,821
Proceeds from Federal Home Loan Bank advances	11,250,000	7,250,000
Repayment of Federal Home Loan Bank advances	(9,750,000)	(3,025,165)
Net (decrease) increase in advances from borrowers for taxes and insurance	(518,773)	(278,258)

Net cash provided by financing activities	11,469,466	12,785,398

Increase in Cash and Cash Equivalents	1,527,250	1,990,307
Cash and Cash Equivalents, Beginning of Year	7,340,881	6,543,328

Cash and Cash Equivalents, End of Year	$8,868,131	$8,533,635

Supplemental Cash Flows Information
Interest paid	$615,729	$672,349
Income taxes (refunded) paid	$(123,392)	$160,000
Real estate acquired in settlement of loans	$135,616	$—

The accompanying notes are an integral part of these financial statements.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

NOTE 1:	Basis of Presentation

Cincinnati Federal Savings and Loan Association (“Bank”) is a federally chartered mutual savings and loan association and is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Hamilton County, Ohio and surrounding areas. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The accompanying unaudited consolidated financial statements of the Bank were prepared in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Bank included in the prospectus dated August 12, 2015 of Cincinnati Bancorp (the “Registrant” or the “Company”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 24, 2015. Reference is made to the accounting policies of the Bank described in the Notes to the consolidated Financial Statements contained in the prospectus.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of June 30, 2015 and the results of operation for the three and six months ended June 30, 2015 and 2014. All interim amounts have not been audited and results of operations for the three and six months ended June 30, 2015, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

Cincinnati Federal Savings and Loan Association evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 include accounts of the Bank and its wholly-owned subsidiary, Cincinnati Federal Investment Services, LLC. All significant intercompany items have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, loan servicing rights and fair values of financial instruments.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

NOTE 2:	Securities

Available for sale securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below amortized cost when the Bank does not intend to sell a debt security, and it is more likely than not the Bank will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:

June 30, 2015 (Unaudited):
Mortgage-backed securities of government sponsored entities	$2,943,536	$23,752	$(14,602)	$2,952,686

December 31, 2014:
Mortgage-backed securities of government sponsored entities	$3,361,223	$26,900	$(17,048)	$3,371,075

The Bank had no sales of investment securities during the three and six month periods ended June 30, 2015. The Bank had not pledged any of its investment securities as of June 30, 2015 or December 31, 2014.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

The amortized cost and fair value of available-for-sale securities at June 30, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015 (Unaudited)		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Mortgage-backed securities of government sponsored entities	$2,943,536	$2,952,686	$3,361,223	$3,371,075

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporary impaired, aggregated by investment class and length of time that individual securities have been in continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2015 (Unaudited)
Mortgage-backed securities of government sponsored entities	$—	$—	$2,091,893	$(14,602)	$2,091,893	$(14,602)

December 31, 2014
Mortgage-backed securities of government sponsored entities	$—	$—	$2,428,986	$(17,048)	$2,428,986	$(17,048)

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at June 30, 2015 and December 31, 2014 include:

	June 30,	December 31,
	2015	2014
	(Unaudited)

One to four family mortgage loans - owner occupied	$63,152,498	$57,535,381
One to four family - investment	12,422,378	13,072,227
Multi-family mortgage loans	14,498,537	12,931,648
Nonresidential mortgage loans	11,808,205	11,346,832
Construction and land loans	3,260,674	1,847,056
Real estate secured lines of credit	9,337,940	9,345,010
Commercial loans	431,594	345,232
Other consumer loans	25,409	37,584

Total loans	114,937,235	106,460,970

Less
Net deferred loan costs	(366,544)	(283,537)
Undisbursed portion of loans	851,507	907,069
Allowance for loan losses	1,374,508	1,350,000

Net loans	$113,077,764	$104,487,438

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the six and three months ended June 30, 2015 and 2014 and December 31, 2014:

	Six Months Ended June 30, 2015 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:

Balance, beginning of year	$281,369	$415,496	$143,919	$214,671	$23,855	$263,535	$6,905	$250	$1,350,000
Provision charged to expense	142,784	(111,192)	41,734	(63,365)	22,143	6,835	2,001	112	41,052
Losses charged off	(21,237)	(7,307)	—	—	—	—	—	—	(28,544)
Recoveries	—	12,000	—	—	—	—	—	—	12,000

Balance, end of period	$402,916	$308,997	$185,653	$151,306	$45,998	$270,370	$8,906	$362	$1,374,508

Ending balance: Individually evaluated for impairment	$—	$47,101	$15,733	$14,774	$—	$—	$—	$—	$77,608

Ending balance: Collectively evaluated for impairment	$402,916	$261,896	$169,920	$136,532	$45,998	$270,370	$8,906	$362	$1,296,900

Loans:
Ending balance	$63,152,498	$12,422,378	$14,498,537	$11,808,205	$3,260,674	$9,337,940	$431,594	$25,409	$114,937,235

Ending balance: Individually evaluated for impairment	$430,760	$1,546,644	$956,782	$2,587,897	$304,226	$247,521	$—	$—	$6,073,830

Ending balance: Collectively evaluated for impairment	$62,721,738	$10,875,734	$13,541,755	$9,220,308	$2,956,448	$9,090,419	$431,594	$25,409	$108,863,405

	Three Months Ended June 30, 2015 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$268,205	$367,801	$149,560	$238,112	$81,647	$254,381	$6,696	$369	$1,366,771
Provision charged to expense	135,974	(58,804)	36,093	(86,806)	(35,649)	15,989	2,210	(7)	9,000
Losses charged off	(1,263)	—	—	—	—	—	—	—	(1,263)
Recoveries	—	—	—	—	—	—	—	—	—

Balance, end of period	$402,916	$308,997	$185,653	$151,306	$45,998	$270,370	$8,906	$362	$1,374,508

	Six Months June 30, 2014 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$140,410	$520,486	$81,809	$124,529	$32,651	$74,777	$948	$921	$976,531
Provision charged to expense	62,808	51,490	20,686	47,357	(23,821)	(16,568)	3,178	(630)	144,500
Losses charged off	—	(170,902)	—	—	—	—	—	—	(170,902)
Recoveries	—	—	—	—	—	—	—	—	—

Balance, end of period	$203,218	$401,074	$102,495	$171,886	$8,830	$58,209	$4,126	$291	$950,129

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

	Three Months Ended June 30, 2014 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$134,878	$568,543	$101,333	$123,285	$35,678	$55,340	$3,660	$314	$1,023,031
Provision charged to expense	68,340	3,433	1,162	48,601	(26,848)	2,869	466	(23)	98,000
Losses charged off	—	(170,902)	—	—	—	—	—	—	(170,902)
Recoveries	—	—	—	—	—	—	—	—	—

Balance, end of period	$203,218	$401,074	$102,495	$171,886	$8,830	$58,209	$4,126	$291	$950,129

	December 31, 2014
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$140,410	$520,486	$81,809	$124,529	$32,651	$74,777	$948	$921	$976,531
Provision charged to expense	295,377	150,287	62,110	88,132	(16,455)	188,758	5,957	(671)	773,495
Losses charged off	(154,418)	(271,717)	—	(50,000)	—	—	—	—	(476,135)
Recoveries	—	16,440	—	52,010	7,659	—	—	—	76,109

Balance, end of year	$281,369	$415,496	$143,919	$214,671	$23,855	$263,535	$6,905	$250	$1,350,000

Ending balance: Individually evaluated for impairment	$—	$47,101	$15,733	$14,774	$—	$—	$—	$—	$77,608

Ending balance: Collectively evaluated for impairment	$281,369	$368,395	$128,186	$199,897	$23,855	$263,535	$6,905	$250	$1,272,392

Loans:
Ending balance	$57,535,381	$13,072,227	$12,931,648	$11,346,832	$1,847,056	$9,345,010	$345,232	$37,584	$106,460,970

Ending balance: Individually evaluated for impairment	$639,646	$1,626,521	$1,277,877	$2,642,172	$309,723	$245,498	$—	$—	$6,741,437

Ending balance: Collectively evaluated for impairment	$56,895,735	$11,445,706	$11,653,771	$8,704,660	$1,537,333	$9,099,512	$345,232	$37,584	$99,719,533

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

The Bank has adopted a standard grading system for all loans.

Definitions are as follows:

Prime (1) loans are of superior quality with excellent credit strength and repayment ability proving a nominal credit risk.

Good (2) loans are of above average credit strength and repayment ability proving only a minimal credit risk.

Satisfactory (3) loans are of reasonable credit strength and repayment ability proving an average credit risk due to one or more underlying weaknesses.

Acceptable (4) loans are of the lowest acceptable credit strength and weakened repayment ability providing a cautionary credit risk due to one or more underlying weaknesses. New borrowers are typically not underwritten within this classification.

Special Mention (5) loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Bank’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Ordinarily, special mention credits have characteristics which corrective management action would remedy.

Substandard (6) loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful (7) loans have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current known facts, conditions and values, highly questionable and improbable.

Loss (8) loans are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off even though partial recovery may be affected in the future.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

The following tables present the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of June 30, 2015 and December 31, 2014:

	June 30, 2015 (Unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$62,763,159	$10,664,573	$13,673,459	$7,940,260	$2,956,448	$8,673,992	$431,594	$25,409	$107,128,894
Special mention	45,865	826,269	175,550	3,369,844	304,226	395,000	—	—	5,116,754
Substandard	343,474	931,536	649,528	498,101	—	268,948	—	—	2,691,587
Doubtful	—	—	—	—	—	—	—	—	—

Total	$63,152,498	$12,422,378	$14,498,537	$11,808,205	$3,260,674	$9,337,940	$431,594	$25,409	$114,937,235

	December 31, 2014
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$56,905,639	$10,429,843	$11,779,906	$7,608,249	$1,537,333	$9,203,685	$345,232	$37,584	$97,847,471
Special mention	184,535	1,443,185	185,643	3,207,428	309,723	—	—	—	5,330,514
Substandard	445,207	1,199,199	966,099	531,155	—	141,325	—	—	3,282,985
Doubtful	—	—	—	—	—	—	—	—	—

Total	$57,535,381	$13,072,227	$12,931,648	$11,346,832	$1,847,056	$9,345,010	$345,232	$37,584	$106,460,970

Pass portfolio within table above consists of loans graded Prime (1) through Acceptable (4).

The Bank evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of June 30, 2015 and December 31, 2014

	June 30, 2015 (Unaudited)
	30-59 Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One- to four-family mortgage loans	$88,607	$—	$79,252	$167,859	$62,984,639	$63,152,498	$—
One to Four Family - Investment	52,153	—	—	52,153	12,370,225	12,422,378	—
Multi-family mortgage loans	—	—	—	—	14,498,537	14,498,537	—
Nonresidential mortgage loans	—	—	—	—	11,808,205	11,808,205	—
Construction & Land Loans	—	—	—	—	3,260,674	3,260,674	—
Real estate secured lines of credit	76,515	—	10,502	87,017	9,250,923	9,337,940	—
Commercial Loans	—	—	—	—	431,594	431,594	—
Other consumer loans	—	—	—	—	25,409	25,409	—

Total	$217,275	$—	$89,754	$307,029	$114,630,206	$114,937,235	$—

	December 31, 2014
	30-59 Past Due	60-89 Days Past Due	Greater than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One- to four-family mortgage loans	$40,817	$—	$280,998	$321,815	$57,213,566	$57,535,381	$—
One to Four Family - Investment	18,664		58,500	77,164	12,995,063	13,072,227	—
Multi-family mortgage loans	—	—	393,668	393,668	12,537,980	12,931,648	—
Nonresidential mortgage loans	—	—	—	—	11,346,832	11,346,832	—
Construction & Land Loans	—	—	—	—	1,847,056	1,847,056	—
Real estate secured lines of credit	—	62,477	—	62,477	9,282,533	9,345,010	—
Commercial Loans	—	—	—	—	345,232	345,232	—
Other consumer loans	8,754	—	—	8,754	28,830	37,584	—

Total	$68,235	$62,477	$733,166	$863,878	$105,597,092	$106,460,970	$—

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

The following tables present impaired loans at and for the periods ended June 30, 2015 and December 31, 2014:

	As of June 30, 2015 (Unaudited)			For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$430,760	$430,760	$—	$440,920	$6,179	$443,336	$12,293
One to Four family - Investment	853,598	853,598	—	863,447	14,151	868,082	26,374
Multi-family mortgage loans	716,383	716,383	—	779,913	13,365	782,660	26,044
Nonresidential mortgage loans	2,401,896	2,401,896	—	2,417,020	35,038	2,425,619	70,273
Construction & Land loans	304,226	304,226	—	305,613	4,591	306,519	9,223
Real estate secured lines of credit	247,521	247,521	—	247,660	3,002	247,206	7,034
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Loans with a specific valuation allowance
One- to four-family mortgage loans	—	—	—	—	—	—	—
One to Four family - Investment	693,046	693,046	47,101	695,718	8,735	697,138	16,466
Multi-family mortgage loans	240,400	240,400	15,733	241,112	3,921	241,635	7,230
Nonresidential mortgage loans	186,000	186,000	14,774	186,738	4,849	187,324	8,144
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—

	$6,073,830	$6,073,830	$77,608	$6,178,141	$93,831	$6,199,519	$183,081

	As of June 30, 2014 (Unaudited)			For the Three Months Ended June 30, 2014		For the Six Months Ended June 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$513,674	$513,674	$—	$515,931	$5,803	$518,963	$13,810
One to Four family - Investment	1,014,065	1,014,065	—	1,021,351	16,261	1,042,875	28,290
Multi-family mortgage loans	512,050	512,050	—	551,056	9,588	522,174	17,463
Nonresidential mortgage loans	2,412,255	2,412,255	—	2,423,350	34,579	2,433,931	70,603
Construction & Land loans	315,031	315,031	—	316,315	4,751	317,161	10,867
Real estate secured lines of credit	191,589	191,589	—	191,589	2,563	191,589	5,071
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Loans with a specific valuation allowance
One- to four-family mortgage loans	99,465	40,205	59,260	99,548	2,071	99,630	2,515
One to Four family - Investment	965,157	873,644	91,513	945,587	8,593	923,738	9,594
Multi-family mortgage loans	245,653	229,920	15,733	246,074	2,668	238,313	6,796
Nonresidential mortgage loans	191,362	176,588	14,774	192,012	1,801	185,047	5,929
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—

	$6,460,301	$6,279,021	$181,280	$6,502,813	$88,678	$6,473,421	$170,938

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

	December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$639,646	$639,646	$—	$711,252	$32,031
One to Four family - Investment	925,324	925,324	—	956,649	51,483
Multi-family mortgage loans	1,034,871	1,034,871	—	1,050,064	72,294
Nonresidential mortgage loans	2,453,444	2,453,444	—	2,500,543	145,584
Construction & Land loans	309,723	309,723	—	314,506	20,251
Real estate secured lines of credit	245,498	245,498	—	246,323	12,156
Commercial Loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Loans with a specific valuation allowance
One- to four-family mortgage loans	—	—	—	—	—
One to Four family - Investment	701,197	701,197	47,101	709,447	33,791
Multi-family mortgage loans	243,006	243,006	15,733	244,882	15,378
Nonresidential mortgage loans	188,728	188,728	14,774	191,318	12,588
Construction & Land loans	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—
Commercial Loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

	$6,741,437	$6,741,437	$77,608	$6,924,984	$395,556

Income recognized on a cash basis was not materially different than interest income recognized.

The following table presents the Bank’s nonaccrual loans at June 30, 2015 and December 31, 2014. This table excludes performing troubled debt restructurings.

	June 30, 2015	December 31, 2014
	(Unaudited)

One- to four-family mortgage loans	$79,252	$280,997
One to four family - Investment	—	58,500
Multi-family mortgage loans	—	393,668
Nonresidential mortgage loans	—	—
Land loans	—	—
Real estate secured lines of credit	10,502	—
Commercial Loans	—	—
Other consumer loans	—	—

Total	$89,754	$733,165

At June 30, 2015 and December 31, 2014, the Bank had a number of loans that were modified in troubled debt restructurings and impaired. The modifications of terms included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

The following table presents information regarding troubled debt restructurings by class for the periods ended June 30, 2015 and December 31, 2014.

Newly classified debt restructurings:

	Six Months Ended June 30, 2015 (Unaudited)			Three Months Ended June 30, 2015 (Unaudited)
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	1	$16,270	$16,270	1	$16,270	$16,270
Residential 1-4 family - Investment	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

	1	$16,270	$16,270	1	$16,270	$16,270

	Six Months Ended June 30, 2014 (Unaudited)			Three Months Ended June 30, 2014 (Unaudited)
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	—	$—	$—	—	$—	$—
Residential 1-4 family - Investment	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

	—	$—	$—	—	$—	$—

December 31, 2014
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	—	$—	$—
Residential 1-4 family - Investment	1	49,661	49,661
Multifamily	3	519,187	560,872
Nonresidential mortgage loans	—	—	—
Construction & Land loans	—	—	—
Construction & Land loans	—	—	—
Real estate secured lines of credit	—	—	—
Commercial Loans	—	—	—
Consumer loans	—	—	—

	4	$568,848	$610,533

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

The troubled debt restructurings described above increased the allowance for loan losses by $0 and $0 and resulted in charge offs of $0 and $0 during the periods ended June 30, 2015 and December 31, 2014, respectively.

Newly restructured loans by type of modification:

Six Months Ended June 30, 2015 (Unaudited)
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$—	$16,270	$—	$16,270
Residential 1-4 family - Investment	—	—	—	—
Multifamily	—	—	—	—
Nonresidential mortgage loans	—	—	—	—
Construction & Land loans	—	—	—	—
Construction & Land loans	—	—	—	—
Real estate secured lines of credit	—	—	—	—
Commercial Loans	—	—	—	—
Consumer loans	—	—	—	—

	$—	$16,270	$—	$16,270

Six Months Ended June 30, 2014 (Unaudited)
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$—	$—	$—	$—
Residential 1-4 family - Investment	—	—	—	—
Multifamily	—	—	—	—
Nonresidential mortgage loans	—	—	—	—
Construction & Land loans	—	—	—	—
Construction & Land loans	—	—	—	—
Real estate secured lines of credit	—	—	—	—
Commercial Loans	—	—	—	—
Consumer loans	—	—	—	—

	$—	$—	$—	$—

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

December 31, 2014
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$—	$—	$—	$—
Residential 1-4 family - Investment	—	49,661	—	49,661
Multifamily	—	560,872	—	560,872
Nonresidential mortgage loans	—	—	—	—
Construction & Land loans	—	—	—	—
Construction & Land loans	—	—	—	—
Real estate secured lines of credit	—	—	—	—
Commercial Loans	—	—	—	—
Consumer loans	—	—	—	—

	$—	$610,533	$—	$610,533

The Bank had no troubled debt restructurings modified during the periods ended June 30, 2015 and December 31, 2014 that subsequently defaulted.

As of June 30, 2015, borrowers with loans designated as TDRs and totaling $602,775 of residential real estate loans and $842,514 of multifamily and nonresidential loans, met the criteria for placement back on accrual status. This criteria is a minimum of six months of payment performance under existing or modified terms. The Bank had one loan totaling $16,720 that did not meet the criteria for placement back on accrual status. The loan is paying as agreed.

The carrying amount of foreclosed residential real estate property at June 30, 2015 was $155,853. Consumer mortgage loans in process of foreclosure totaled $0 at the end of the period.

Note 4:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of June 30, 2015 and December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

Effective January 1, 2015, the Bank is subject to the new capital requirements set forth by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-in or opt-out is exercised. The Bank has chosen to exclude unrealized gains and losses from capital. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirements will be phased in beginning January 1, 2019, when the full capital conservation buffer requirement will be effective.

As of June 30, 2015, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of June 30, 2015 (Unaudited)

Total risk-based capital (to risk-weighted assets)	$13,182	14.2%	$7,442	8.0%	$9,302	10.0%

Tier I capital (to risk-weighted assets)	12,017	12.9%	5,581	6.0%	7,442	8.0%

Common Equity (to risk-weighted assets)	12,017	12.9%	4,186	4.5%	6,046	6.5%

Tier I capital (to adjusted total assets)	12,017	8.9%	5,392	4.0%	6,741	5.0%

As of December 31, 2014

Total risk-based capital (to risk-weighted assets)	$12,618	14.4%	$7,032	8.0%	$8,790	10.0%

Tier I capital (to risk-weighted assets)	11,516	13.1%	3,516	4.0%	5,274	6.0%

Tier I capital (to adjusted total assets)	11,516	9.1%	5,039	4.0%	6,299	5.0%

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

NOTE 5:	Disclosure About Fair Values of Assets and Liabilities

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements must maximize the use of observable inputs and minimize the use of unobservable inputs. There is a hierarchy of three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full-term of the assets or liabilities.

Level 3	Unobservable inputs supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

June 30, 2015 (Unaudited)
Mortgage-backed securities of government sponsored entities	$2,952,686	$—	$2,952,686	$—
Mortgage servicing rights	$633,036	$—	$—	$633,036

December 31, 2014
Mortgage-backed securities of government sponsored entities	$3,371,075	$—	$3,371,075	$—
Mortgage servicing rights	$513,853	$—	$—	$513,853

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Mortgage Servicing Rights

Mortgage servicing rights do not trade in an active, open market with readily observable prices. Accordingly, fair value is estimated using discounted cash flow models having significant inputs of loan balance, weighted average coupon, weighted average maturity, escrow payments, servicing fees, prepayment speeds, float, cost to service, ancillary income, and discount rate. Due to the nature of the valuation inputs, mortgage servicing rights are classified within Level 3 of the hierarchy.

Mortgage servicing rights are tested for impairment. Management measures mortgage servicing rights through use of a third-party independent valuation. Inputs to the model are reviewed by management.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Fair value as of the beginning of the period	$569,988	$598,401	$513,853	$519,194
Recognition of mortgage servicing rights on the sale of loans	49,917	9,838	60,184	9,838
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	13,131	(29,008)	58,999	50,199

Fair value at the end of the period	$633,036	$579,231	$633,036	$579,231

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015 (Unaudited)
Impaired loans (collateral dependent)	$—	$—	$—	$—

December 31, 2014
Impaired loans (collateral dependent)	$299,662	$—	$—	$299,662

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the report fair value is described below.

Impaired Loans (Collateral Dependent)

Collateral-dependent impaired loans consisted primarily of loans secured by nonresidential real estate. Management has determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. Due to the nature of the valuation inputs, impaired loans are classified within Level 3 of the hierarchy.

The Bank considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency by management. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by management by comparison to historical results.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2015 and December 31, 2014:

	Fair Value at 6/30/2015 (Unaudited)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$—	Market comparable properties	Marketability discount	10%-15% (12%)

Mortgage servicing rights	633,036	Discounted cash flow	Discount rate PSA prepayment speeds	8% 133%-363%

	Fair Value at 12/31/14	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$263,028	Market comparable properties	Marketability discount	10%-15% (12%)

Mortgage servicing rights	513,853	Discounted cash flow	Discount rate PSA prepayment speeds	8% 246%-402%

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and due from banks, interest- bearing demand deposits in banks, interest-Bearing Time Deposits in Banks, Federal Home Loan Bank Stock and Interest Receivable

The carrying amount approximates fair value.

Loans Held for Sale

Fair value of loans held for sale is based on quoted market prices, where available, or is determined by discounting estimated cash flows using interest rates approximating the Bank’s current origination rates for similar loans and adjusted to reflect the inherent credit risk.

Loans

The fair value of loans is estimated by discounting the future cash flows using the market rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations.

Federal Home Loan Bank Lender Risk Account Receivable

The fair value of the Federal Home Loan Bank lender risk account receivable is estimated by discounting the estimated remaining cash flows of each strata of the receivable at current rates applicable to each strata for the same remaining maturities.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

Deposits

Deposits include demand deposits and savings accounts. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

Rates currently available to the Bank for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. Fair value of long-term debt is based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market. If a quoted market price is not available, an expected present value technique is used to estimate fair value.

Advances from Borrowers for Taxes and Insurance and Interest Payable

The carrying amount approximates fair value.

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2015 and December 31, 2014, the fair value of commitments was not material.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

The following table presents estimated fair values of the Bank’s financial instruments at June 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2015 (Unaudited)
Financial Assets
Cash and cash equivalents	$8,868,131	$8,868,131	$—	$—
Loans held for sale	2,986,427	—	3,063,573	—
Loans, net of allowance for loan losses	113,077,764	—	—	115,417,230
Federal Home Loan Bank stock	888,100	—	888,100	—
Interest receivable	351,175	—	351,175	—
Federal Home Loan Bank lender risk account receivable	1,332,445	—	—	1,368,063

Financial Liabilities
Deposits	103,966,010	—	99,560,876	—
Federal Home Loan Bank advances	20,331,973	—	20,655,192	—
Advances from borrowers for taxes and insurance	500,435	—	500,435	—
Interest payable	20,366	—	20,366	—

December 31, 2014
Financial Assets
Cash and cash equivalents	$7,340,881	$7,340,881	$—	$—
Loans held for sale	1,546,868	—	1,589,231	—
Loans, net of allowance for loan losses	104,487,438	—	—	107,586,116
Federal Home Loan Bank stock	888,100	—	888,100	—
Interest receivable	316,535	—	316,535	—
Federal Home Loan Bank lender risk account receivable	1,270,017	—	—	1,333,878

Financial Liabilities
Deposits	93,477,772	—	89,260,191	—
Federal Home Loan Bank advances	18,782,705	—	19,158,354	—
Advances from borrowers for taxes and insurance	1,019,208	—	1,019,208	—
Interest payable	16,692	—	16,692	—

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

NOTE 6:	Commitments and Credit Risk

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

Forward sale commitments are commitments to sell groups of residential mortgage loans that the Bank originates or purchases as part of its mortgage banking activities. The Bank commits to sell the loans at specified prices in a future period. These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since the Bank is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.

The dollar amount of commitments to fund fixed rate loans at June 30, 2015 and December 31, 2014 follows:

	June 30, 2015		December 31, 2014
	(Unaudited)
	Amount	Interest Rate Range	Amount	Interest Rate Range

Commitments to fund fixed-rate loans	$6,190,987	3.25% - 4.50%	$4,378,965	3.25% - 4.25%

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

Loan commitments outstanding at June 30, 2015 and December 31, 2014 were composed of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Commitments to originate loans	$3,392,100	$1,208,350
Forward sale commitments	6,190,987	2,580,158
Lines of credit	8,523,160	7,259,949

NOTE 7:	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2015 and the year ended December 31, 2014:

	June 30, 2015	December 31, 2014
	(Unaudited)

Net unrealized gain on available for sale securities	$6,039	$9,852
Directors’ Retirement Plan prior service costs	(371,041)	(373,637)
Tax benefit	126,242	123,672

Net of tax amount	$(238,760)	$(240,113)

NOTE 8:	Recent Accounting Pronouncements

FASB ASU 2014-01, Investments-Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Qualified Affordable Housing Projects in Accounting Standards Update No. 2014-01, issued in January 2014 permits the Company to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. The amendments in this update are effective prospectively for public business entities for annual periods and interim reporting periods within those annual periods, beginning after December 15, 2014, and early adoption is permitted. The adoption of this standard did not have a material impact on the Bank’s consolidated financial statements.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

FASB ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. In January 2014, the FASB issued Accounting Standards Update No. 2014-04. The amendments in this update provide clarification on when an in-substance repossession or foreclosure occurs, including when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, when to derecognize the loan and recognize the foreclosed property. The amendments in this update are effective for public business entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. This standard is not expected to have a material impact on the Bank’s financial statements.

FASB ASU 2014-06, Technical Corrections and Improvements Related to Glossary Terms, in Accounting Standards Update No. 2014-06, was issued in March 2014. This update contains amendments that affect a wide variety of Topics in the Codification, and represent changes to clarify the Master Glossary of the Codification, consolidate multiple instances of the same term into a single definition, or make improvements to the Master Glossary. The amendments in this update do not have transition guidance and were effective upon issuance for both public and nonpublic entities. This standard did not have a material impact on the Bank’s consolidated financial statements.

FASB ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, in Accounting Standards Update No. 2014-08, was issued in April 2014. The amendments in this Update change the requirements for reporting discontinued operations in Subtopic 205-20. A discontinued operation may include a component of an entity or a group of components of an entity, or a business or nonprofit activity. A disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The amendments in this update are effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. All businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within annual periods beginning on or after December 15, 2015. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. This standard is not expected to have a material impact on the Bank’s consolidated financial statements.

FASB ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

applying the amendments recognized at the date of initial application. Early adoption is prohibited. Management is currently in the process of evaluating the impact of the amended guidance on the Bank’s financial statements.

FASB ASU 2014-11, Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures was issued in June 2014. The amendments in this update change the accounting for repurchase-to-maturity transactions and linked repurchase financing to secured borrowings. The amendments also require two new disclosures requiring an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements, and increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in this update are effective for public business entities for the first interim or annual period beginning after December 31, 2014. Earlier application is prohibited. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and the disclosure for repurchase agreements, accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The amendments in this update did not have a material impact on the Bank’s consolidated financial statements.

FASB ASU 2014-14, Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40), Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure, was issued in August 2014. The amendments in this update require that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if: the loan has a government guarantee that is not separable from the loan before foreclosure, at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim, and at the time of foreclosure, any amount of the claim that is determined on the fair basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. An entity should adopt the amendments in this update using either a prospective transition method or a modified retrospective transition method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For modified retrospective transition, an entity should apply the amendments in this update by means of a cumulative-effect adjustment (through a reclassification to a separate other receivable) as of the beginning of the annual period for adoption. Prior periods should not be adjusted. The adoption of this standard did not have a material impact on the Bank’s consolidated financial statements.

FASB ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, was issued in August 2014. The amendments in this update provide guidance in Generally Accepted Accounting Principles (GAAP) about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This standard is not expected to have a material impact on the Bank’s consolidated financial statements.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

FASB ASU 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, was issued in January, 2015. This update eliminates from Generally Accepted Accounting Principles the concept of extraordinary items, which required that an entity separately classify, present and disclose extraordinary events and transactions. Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction is extraordinary. It will also alleviate uncertainty for preparers, auditors, and regulators because auditors and regulators will no longer need to evaluate whether the preparer treated an unusual item appropriately. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The effective date is the same for both public business entities and all other entities. This standard is not expected to have a material impact on the Bank’s consolidated financial statements.

FASB ASU 2015-03, Interest – Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, was issued in April, 2015. The amendments in this Update require that debt issuance costs related to a recognized debit liability be presented in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this Update. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early adoption of the amendments in this Update is permitted for financial statements that have not been previously issued, and the amendments in this Update should be applied retrospectively. This standard is not expected to have a material impact on the Bank’s consolidated financial statements.

FASB ASU 2015-04, Compensation – Retirement Benefits (Subtopic 715), Practical Expedient for the Measurement of an Employer’s Defined Benefit Obligation and Plan Assets, was issued in April, 2015. A reporting entity with a fiscal year end that does not coincide with a month end may incur more costs than other entities when measuring the fair value of plan assets of a defined benefit pension or other post-retirement benefit. For an entity with a fiscal year end that does not coincide with a month end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month end that is closest to the entity’s fiscal year end and apply that practical expedient consistently from year to year. The amendments in this Update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. Early application is permitted, and the amendments in this Update should be applied retrospectively. This standard is not expected to have a material impact on the Bank’s consolidated financial statements.

FASB ASU 2015-10, Technical Corrections and Improvements was issued in June, 2015. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to entities. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

For the six months ended June, 2015 and 2014

amendments will be effective upon the issuance of this update. The amendments that require transition guidance are not expected to have a material impact on the Bank’s consolidated financial statements. The adoption of the other amendments in this update did not have a material impact on the Bank’s consolidated financial statements.

NOTE 9:	Plan of Conversion and Change in Corporate Form

On April 30, 2015, the Board of Directors of the Bank adopted an amended plan of reorganization (Plan) to a mutual holding company. The Plan is subject to the approval of the Board of Governors of the Federal Reserve System and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting. The Plan sets forth that the Bank proposes to convert into a mutual holding company form of ownership. The Bank will convert to the stock form of ownership, and issue all of the Bank’s outstanding stock to Cincinnati Bancorp. Pursuant to the Plan, the Bank will determine the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan (ESOP) which will subscribe for up to 3.92% of the common stock of Cincinnati Bancorp to be outstanding upon the completion of the reorganization and stock issuance. Cincinnati Bancorp is organized as a corporation under the laws of the United States and will offer 45% of its common stock to be outstanding to the Bank’s eligible members, the ESOP and certain other persons. CF Mutual Holding Company will be reorganized as a mutual holding company under the laws of the United States and will own 55% of the common stock of Cincinnati Bancorp to be outstanding upon completion of the reorganization and stock issuance.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. As of June 30, 2015 and December 31, 2014 we have incurred reorganization costs of $611,308 and $0, respectively.

In January 2015, the Bank received regulatory approval to form Cincinnati Federal Investment Services, LLC, a wholly owned subsidiary. The subsidiary was formed to offer nondeposit investment and insurance products in partnership with Infinex Investments, Inc. As of March 5, 2015 the Bank has a $100 investment in the subsidiary. Through June 30, 2015 Cincinnati Federal Investment Services, LLC had recorded $18,421 in gross revenues.

Cincinnati Federal Savings and Loan Association

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months and six months ended June 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “assume,” “plan,” “seek,” “expect,” “will,” “may,” “should,” “indicate,” “would,” “believe,” “contemplate,” “continue,” “target” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Form 10-Q.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current adverse economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values), or in the secondary mortgage markets;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

Cincinnati Federal Savings and Loan Association

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to successfully implement our business plan and to grow our franchise to improve profitability;

•	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

Cincinnati Federal Savings and Loan Association

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Cincinnati Bancorp’s Prospectus dated August 12, 2015, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 24, 2015.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total Assets. Total assets were $137.8 million at June 30, 2015, an increase of $12.1 million, or 9.6%, over the $125.7 million at December 31, 2014. The increase was primarily attributable to increases in net loans of $8.6 million and an increase of $1.4 million in loans held for sale. The growth in net loans was predominately in adjustable-rate mortgages. Additional asset growth was the result of a $1.5 million increase in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.5 million, or 20.8%, to $8.9 million at June 30, 2015. The increase in liquidity resulted primarily from certificate of deposit growth during the period.

Net Loans. Net loans increased $8.6 million, or 8.2%, to $113.1 at June 30, 2015 from $104.5 million at December 31, 2014. During the six months ended June 30, 2015, we originated $56.2 million of loans, $46.3 million of which were one- to four-family residential loans, $2.9 million were commercial real estate loans, $2.5 million were multi-family loans, $2.9 million were home equity lines of credit, $1.4 million were land and construction loans and the remaining $200,000 were commercial loans. Principal repayments and other credits to net loans for the six months ended June 30, 2015 were $15.2 million.

During the six months ended June 30, 2015, one- to four-family owner occupied residential real estate loans increased $5.6 million, or 9.8%, to $63.2 million at June 30, 2015 from $57.5 million at December 31, 2014; one- to four-family investment loans decreased $650,000, or 5.0%, to $12.4 million at June 30, 2015 from $13.1 million at December 31, 2014; multi-family loans increased $1.6 million, or 12.1%, to $14.5 million at June 30, 2015 from $12.9 million at December 31, 2014; nonresidential mortgages increased $460,000, or 4.1%, to $11.8 million at June 30, 2015 from $11.3 million at

Cincinnati Federal Savings and Loan Association

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

December 31, 2014; construction and land loans increased $1.4 million, or 77.0%, to $3.3 million at June 30, 2015 from $1.8 million at December 31, 2014; and home equity lines of credit, commercial business loans and consumer loans remained relatively unchanged. During the six months ended June 30, 2015 we sold $31.5 million in one- to four-family loans into the secondary market and sold one loan participation of $1.0 million to a local financial institution. Management intends to continue this sales activity in future periods to generate gains on loan sales and servicing fee income.

Loans Held for Sale. Loans held for sale increased $1.4 million, or 93.1%, to $3.0 million at June 30, 2015 from $1.5 million at December 31, 2014. The increase was due to higher origination activity in fixed-rate mortgages to be sold in the secondary market.

Available-for-Sale Securities. Available-for-sale securities, which consist entirely of government-sponsored mortgage-backed securities, decreased $418,000, or 12.4%, to $3.0 million at June 30, 2015 from $3.4 million at December 31, 2014. There were no purchases or sales of securities during the second quarter of 2015.

Deposits. Deposits increased $10.5 million, or 11.2%, to $104.0 million at June 30, 2015 from $93.5 million at December 31, 2014. Our core deposits decreased $1.8 million, or 5.0%, to $34.1 million at June 30, 2015 from $35.9 million at December 31, 2014. Certificates of deposits increased $12.3 million, or 21.3%, to $69.9 million at June 30, 2015 from $57.6 million at December 31, 2014. During the six months ended June 30, 2015, management followed its strategy of pursuing growth in its checking and retail certificate of deposit accounts to fund loan growth.

Total Equity. Total equity increased $309,000, or 2.7%, to $11.8 million at June 30, 2015 from $11.5 million at December 31, 2014. The increase resulted from net income for the six months ended June 30, 2015 of $308,000 and a $1,000 decrease in accumulated other comprehensive loss primarily due to improved market values on the securities available-for-sale portfolio.

Comparison of Operating Results for the Three Months Ended June 30, 2015 and June 30, 2014

General. Our net income for the quarter ended June 30, 2015 was $189,000, compared to net income of $141,000 for the quarter ended June 30, 2014, an increase of $48,000, or 33.9%. The increase was primarily due to a $46,000 increase in net interest income, a $242,000 increase in noninterest income and a $89,000 decrease in the loan loss provision during the second quarter of 2015 offset by an increase in noninterest expense of $306,000.

Interest Income. Interest income increased $33,000, or 2.7%, to $1.2 million for the quarter ended June 30, 2015 from the comparable quarter in 2014. Interest income on loans increased $38,000 primarily due to a $10.2 million increase in the average balance of loans during the second quarter of 2015 compared to the same quarter in 2014, partially offset by a 27 basis point decrease in the average yield on loans. Interest income on securities available-for-sale decreased $4,000 primarily due to a 35 basis point decrease in average yield on the securities portfolio and a $729,000 decrease in the average balance of the securities portfolio during the quarter ended June 30, 2015. Interest income on other investments remained little changed decreasing $1,000 in the second quarter of 2015 compared to the same period in 2014.

Interest Expense. Total interest expense decreased $14,000, or 4.0%, to $330,000 for the quarter ended June 30, 2015 from $344,000 for the quarter ended June 30, 2014. Interest expense on deposit accounts increased $24,000, or 10.8%, to $247,000 for the quarter ended June 30, 2015 from $222,000 for

Cincinnati Federal Savings and Loan Association

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

the quarter ended June 30, 2014. The increase between comparable quarters in 2015 from 2014 was primarily due to a $24,000 increase in interest expense on certificates of deposit resulting from a $3.6 million, or 5.8%, increase in the average balance of these certificates. Interest expense on savings accounts increased $1,000 during the quarter ended June 30, 2015, and interest expense on checking and money market accounts increased $10,000 from the comparable quarter in 2014. The increases in interest expense in the deposit portfolios reflect certain bonus promotions on deposit accounts and the current interest rate environment that the Bank is currently operating within.

Interest expense on FHLB advances decreased $38,000, or 31.2%, to $84,000 for the quarter ended June 30, 2015 from $122,000 for the quarter ended June 30, 2014. The average balance of advances increased $3.5 million to $21.9 million for the quarter ended June 30, 2015 from $18.4 million for the same quarter in 2014, while the average cost of these advances decreased 111 basis points to 1.54% from 2.65%. The increase in the average balance of advances is due to management utilizing advances as a funding source for loan originations.

Net Interest Income. Net interest income increased $46,000, or 5.3%, to $916,000 for the quarter ended June 30, 2015 compared to $870,000 for the quarter ended June 30, 2014. Average interest-earning assets increased $9.2 million primarily due to a $10.2 million increase in average outstanding loans during the quarter. Interest-bearing liabilities increased $9.3 million from the same quarter in 2014 due to the funding needed for the increase in lending during the second quarter of 2015. The interest rate spread declined 8 basis points to 2.98% for the quarter ended June 30, 2015 from 3.06% for the comparable quarter in 2014. Our net interest margin decreased 9 basis points to 3.04% for the second quarter of 2015 from 3.13% for the quarter ended June 30, 2014. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. The provision for loan losses decreased $89,000, or 90.8%, to $9,000 for the quarter ended June 30, 2015 from $98,000 from the same quarter in 2014. The decrease in the provision for loan losses was due to the improving quality of the loan portfolio as total delinquencies and other nonperforming loans decreased.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at June 30, 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $242,000, or 52.7%, to $700,000 for the quarter ended June 30, 2015 from $458,000 for the comparable quarter in 2014. The increase was primarily due to a $131,000 increase in gain on the sale of loans to $486,000 during the quarter ended June 30, 2015 compared to $355,000 for the quarter ended June 30, 2014. The increase was due to an increase in loan volume during the second quarter of 2015 compared to the same quarter in 2014. Other income increased $111,000, or 108.1%, to $214,000. The increase was due in part to Cincinnati Investment Services revenue of $18,000 for the quarter ended June 30, 2015 compared to no revenue for the comparable quarter in 2014 as the subsidiary did not exist in the second quarter of 2014. The fair market adjustment on the value of mortgage servicing rights increased $61,000 due to increased servicing

Cincinnati Federal Savings and Loan Association

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

volumes and favorable market conditions. Origination fees on sold loans increased $24,000, or 111.8%, for the quarter ended June 30, 2015 due to higher secondary market activity over the comparable period in 2014.

Non-Interest Expense. Non-interest expense increased $306,000, or 29.7%, to $1.3 million for the quarter ended June 30, 2015 compared to $1.0 million for the quarter ended June 30, 2014. The increase was due in part to a $135,000, or 26.0%, increase in salary and employee benefits to $656,000 in the second quarter of 2015 from $521,000 for the comparable quarter in 2014 caused by increased commissions paid to loan officers, staffing demands, normal salary increases and an increase in the cost of medical insurance. Data processing expense increased $18,000, or 18.0%, to $117,000 during the quarter ended June 30, 2015 from $99,000 for the quarter ended June 30, 2014, which increase was due to bank growth. Other non-interest expense increased $14,000, or 14.5%, to $111,000 during the second quarter of 2015 from $97,000 for the comparable quarter in 2014 due primarily to increased costs related to the lending function. Loan costs increased $87,000, or 194.9%, to $131,000 compared to $45,000 for the comparable period in 2014 due to higher mortgage loan origination activity.

Federal Income Taxes. Federal income taxes, which are based on operating results, increased $23,000 due to increased net income for the quarter ended June 30, 2015.

Cincinnati Federal Savings and Loan Association

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are monthly average balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$116,128	$1,230	4.24%	$105,878	$1,160	4.51%
Securities	3,069	7	0.91	3,798	14	1.26
Other (1)	1,150	9	3.13	1,398	10	2.58

Total interest-earning assets	120,347	1,246	4.14	111,074	1,184	4.37
Non-interest-earning assets	16,052			15,195

Total assets	$136,399			$126,269

Interest-bearing liabilities:
Savings	$23,168	$5	0.09	$21,695	$5	0.07
Interest-bearing demand	3,567	13	1.46	2,784	3	0.43
Certificates of deposit	65,504	228	1.39	61,918	196	1.39

Total deposits	92,239	246	1.07	86,397	204	1.03
Borrowings	21,882	84	1.54	18,402	122	2.65

Total interest-bearing liabilities	114,121	330	1.16	104,799	326	1.31
Non-interest-bearing Demand	8,482			7,383
Other non-interest-bearing liabilities	2,127			1,893

Total non-interest-bearing liabilities	10,609			9,276
Total equity	11,669			12,194

Total liabilities and total equity	$136,399			$126,269

Net interest income		$916			$870

Net interest rate spread (2)			2.98%			3.06%
Net interest-earning assets (3)	$6,226			$6,275

Net interest margin (4)			3.04%			3.13%
Average interest-earning assets to interest-bearing liabilities			105.46%			105.99%

(1)	Consists of FHLB-Cincinnati stock, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized where appropriate.

Cincinnati Federal Savings and Loan Association

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Comparison of Operating Results for the Six Months Ended June 30, 2015 and June 30, 2014

General. Our net income for the six months ended June 30, 2015 was $308,000, compared to net income of $257,000 for the six months ended June 30, 2014, an increase of $51,000, or 19.6%. The increase was primarily due to a $75,000 increase in net interest income, a $376,000 increase in noninterest income and a $103,000 decrease in the loan loss provision during the first six months of 2015, offset by an increase in noninterest expense of $479,000.

Interest Income. Interest income increased $24,000, or 1.00%, to $2.4 million for the six months ended June 30, 2015 from the comparable six months in 2014. Interest income on loans increased $35,000 primarily due to an $8.8 million increase in the average balance of loans during the six months of 2015 compared to the same six months in 2014, partially offset by a 29 basis point decrease in the average yield on loans. Interest income on securities available-for-sale decreased $10,000 primarily due to a 32 basis point decrease in average yield on the securities portfolio and a $724,000 decrease in the average balance of the securities portfolio during the six months ended June 30, 2015. Interest income on other investments remained little changed decreasing $2,000 in the second six months of 2015 compared to the same period in 2014.

Interest Expense. Total interest expense decreased $51,000, or 7.6%, to $619,000 for the six months ended June 30, 2015 from $671,000 for the six months ended June 30, 2014. Interest expense on deposit accounts increased $38,000, or 8.8%, to $464,000 for the six months ended June 30, 2015 from $426,000 for the six months ended June 30, 2014. The increase between comparable six month periods in 2015 from 2014 was primarily due to a $23,000 increase in interest expense on certificates of deposit resulting from a $2.6 million, or 4.2%, increase in the average balance of these certificates. Interest expense on savings accounts increased $3,000 during the six months ended June 30, 2015 and interest expense on checking and money market accounts increased $12,000 from the comparable six months in 2014. The increases in interest expense in the deposit portfolios reflect certain bonus promotions on deposit accounts offered in the first six months of 2015 and the current interest rate environment that the Bank is currently operating within.

Interest expense on FHLB advances decreased $89,000, or 36.3%, to $155,000 for the six months ended June 30, 2015 from $244,000 for the six months ended June 30, 2014. The average balance of advances increased $2.4 million to $21.1 million for the six months ended June 30, 2015 from $18.8 million for the same six months in 2014, while the average cost of these advances decreased 113 basis points to 1.47% from 2.60%. The increase in the average balance of advances is due to management utilizing advances as a funding source for loan originations.

Net Interest Income. Net interest income increased $75,000, or 4.3%, to $1.8 million for the six months ended June 30, 2015 compared to $1.7 million the six months ended June 30, 2014. Average interest-earning assets increased $7.9 million primarily due to an $8.8 million increase in average outstanding loans during the six months. Interest-bearing liabilities increased $7.7 million from the same six months in 2014 due to the funding needed for the increase in lending during the first six months of 2015. The interest rate spread declined 8 basis points to 3.02% for the six months ended June 30, 2015 from 3.10% for the comparable six months in 2014. Our net interest margin decreased 9 basis points to 3.08% for the first six months of 2015 from 3.17% for the six months ended June 30, 2014. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Cincinnati Federal Savings and Loan Association

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Provision for Loan Losses. The provision for loan losses decreased $104,000, or 71.6%, to $41,000 for the six months ended June 30, 2015 from $145,000 from the same six months in 2014. The decrease in the provision for loan losses was due to the improving quality of the loan portfolio as total delinquencies and other nonperforming loans decreased.

Non-Interest Income. Non-interest income increased $376,000, or 45.6%, to $1.2 million for the six months ended June 30, 2015 from $824,000 for the comparable six months in 2014. The increase was primarily due to a $323,000 increase in gain on the sale of loans to $833,000 for the six months ended June 30, 2015 compared to $510,000 for the six months ended June 30, 2014. The increase was due to an increase in loan sale volume during the six months ended June 30, 2015 compared to the same six months in 2014. Other income increased $53,000, or 16.8%, to $367,000. The increase was due in part to Cincinnati Investment Services revenue of $18,000 for the six months ended June 30, 2015 compared to no revenue for the comparable six months in 2014 as the subsidiary did not exist in the first six months of 2014. Additionally, the fair market adjustment on the value of mortgage servicing rights increased $28,000 due to increased servicing volumes and favorable market conditions.

Non-Interest Expense. Non-interest expense increased $479,000, or 23.5%, to $2.5 million for the six months ended June 30, 2015 compared to $2.0 million for the six months ended June 30, 2014. The increase was due in part to a $221,000, or 21.0%, increase in salary and employee benefits to $1.3 million in the six months ended June 30, 2015 from $1.0 million for the comparable six months in 2014 caused by increased commissions paid to loan officers, staffing demands, normal salary increases and an increase in the cost of medical insurance. Data processing expense increased $33,000, or 16.4%, to $235,000 during the six months ended June 30, 2015 from $202,000 for the six months ended June 30, 2014. The increase was due to bank growth. Other non-interest expense increased $39,000, or 20.1%, to $232,000 during the six months ended June 30, 2015 from $193,000 for the comparable six months in 2014 due primarily to increased costs related to the lending function. Loan costs increased $99,000, or 153.7%, to $163,000 compared to $64,000 for the comparable period in 2014 due to higher mortgage loan origination activity.

Federal Income Taxes. Federal income taxes, which are based on operating results, increased $25,000 due to increased net income for the six months ended June 30, 2015.

Cincinnati Federal Savings and Loan Association

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are monthly average balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Non-accrual loans were included in the computation of average balances. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$112,514	$2,388	4.24%	$103,735	$2,352	4.53%
Securities	3,166	16	1.01	3,890	26	1.34
Other (1)	1,178	18	3.06	1,291	20	3.10

Total interest-earning assets	116,858	2,422	4.15	108,916	2,398	4.40
Non-interest-earning assets	15,963			15,255

Total assets	$132,821			$124,171

Interest-bearing liabilities:
Savings	$23,708	$12	0.10	$21,725	$9	0.08
Interest-bearing demand	3,498	18	1.03	2,750	6	0.44
Certificates of deposit	62,312	435	1.40	59,759	412	1.38

Total deposits	89,518	465	1.04	84,234	427	1.01
Borrowings	21,129	155	1.47	18,751	244	2.60

Total interest-bearing liabilities	110,647	620	1.12	102,985	671	1.30
Non-interest-bearing Demand	8,535			7,239
Other non-interest-bearing liabilities	2,048			1,844

Total non-interest-bearing liabilities	10,583			9,083
Total equity	11,591			12,103

Total liabilities and total equity	$132,821			$124,171

Net interest income		$1,802			$1,727

Net interest rate spread (2)			3.03%			3.10%
Net interest-earning assets (3)	$6,211			$5,391

Net interest margin (4)			3.08%			3.17%
Average interest-earning assets to interest-bearing liabilities			105.61%			105.76%

(1)	Consists of FHLB-Cincinnati stock, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized where appropriate.

Cincinnati Federal Savings and Loan Association

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary source of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At June 30, 2015 we had $20.3 million outstanding in advances from the FHLB. At June 30, 2015 we had the capacity to borrow an additional $16.4 million. The Bank has additional lines of credit with two commercial banks totaling $6.5 million.

While maturities and scheduled amortization of loans and securities are probable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short term investments including interest-bearing demand deposits. The level of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided (used) by operating activities was ($1.6 million) for the six months ended June 30, 2015, and $290,000 for the year ended December 31, 2014. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $8.3 million for the six months ended June 30, 2015, and $8.4 million for the year ended December 31, 2014. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $11.5 million for the six months ended June 30, 2015, and $8.9 million for the year ended December 31, 2014 resulting from our strategy of borrowing at lower interest rates to fund loan originations.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. We also anticipate continued participation in the National CD Rateline Program as a wholesale source of certificates of deposit, and continued use of FHLB-Cincinnati advances.

At June 30, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $12.0 million, or 8.9% of adjusted total assets, which is above the well-capitalized required level of $6.7 million, or 5.0%; total risk-based capital of $13.2 million, or 14.2% of risk-weighted assets, which is above the well-capitalized required level of $9.3 million, or 10.0%; and common equity tier 1 risk based capital of $12.0 million, or 12.9%, of risk weighted assets, which is above the well-capitalized required level of $6.0 million, or 6.5%. At December 31, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $11.5 million, or 9.1% of adjusted total assets, which is above the well-capitalized required level of $6.3 million, or 5.0%; and total risk-based capital of $12.6 million, or 14.40% of risk-weighted assets, which is above the well-capitalized required level of $8.8 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at June 30, 2015, and December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

Cincinnati Federal Savings and Loan Association

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s or the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Cincinnati Federal Savings and Loan Association

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	To be filed by amendment within the 30-day grace period provided by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: September 28, 2015	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: September 28, 2015	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)