Form 10-Q
period 2015-09-30
Cincinnati Bancorp
filed 2015-11-13
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 000-55529

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

As of November 13, 2015, 1,719,250 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 945,587 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

EXPLANATORY NOTE

On October 14, 2015, Cincinnati Federal Savings and Loan Association (the “Bank”) reorganized into the mutual holding company form of organization, resulting in the Bank converting from a Federally-chartered mutual to a Federally-chartered stock savings and loan association and becoming the wholly-owned subsidiary of Cincinnati Bancorp (the “Company” or the “Registrant”) and the Company becoming the majority-owned subsidiary of CF Mutual Holding Company, a Federally-chartered mutual holding company. Because the reorganization had not been completed as of September 30, 2015, the financial and other information included in this Quarterly Report on Form 10-Q relates to the Bank only.

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Federal Savings and Loan Association

Consolidated Balance Sheets

September 30, 2015 (Unaudited) and December 31, 2014

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Cash and due from banks	$3,393,892	$3,583,246
Interest-bearing demand deposits in banks	8,328,972	3,757,635

Cash and cash equivalents	11,722,864	7,340,881

Available-for-sale securities	2,706,589	3,371,075
Loans held for sale	1,869,440	1,546,868
Loans, net of allowance for loan losses of $1,381,968 and $1,350,000, respectively	118,428,422	104,487,438
Premises and equipment, net	2,722,394	2,566,329
Federal Home Loan Bank stock	888,100	888,100
Foreclosed assets held for sale	89,726	255,779
Interest receivable	375,126	316,535
Mortgage servicing rights	607,374	513,853
Federal Home Loan Bank lender risk account receivable	1,359,394	1,270,017
Bank Owned Life Insurance	3,061,847	2,992,368
Deferred Reorganization Costs	863,799	—
Other assets	185,842	134,855

Total assets	$144,880,917	$125,684,098

Liabilities and Equity

Liabilities
Deposits
Demand	$19,175,891	$11,461,142
Savings	22,449,039	24,414,390
Certificates of Deposits	69,567,224	57,602,240

Total deposits	111,192,154	93,477,772

Federal Home Loan Bank advances	19,602,207	18,782,705
Advances from borrowers for taxes and insurance	907,622	1,019,208
Interest payable	16,952	16,692
Other liabilities	1,267,337	918,472

Total liabilities	132,986,272	114,214,849
Commitments and Contingent Liabilities

Equity
Retained earnings	12,137,759	11,709,362
Accumulated other comprehensive loss	(243,114)	(240,113)

Total equity	11,894,645	11,469,249

Total liabilities and equity	$144,880,917	$125,684,098

The accompanying notes are an integral part of these financial statements.

Cincinnati Federal Savings and Loan Association

Consolidated Statements of Income

Nine Months and Three Months Ended September 30, 2015 and 2014 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Interest and Dividend Income
Loans, including fees	$3,612,124	$3,533,604	$1,224,431	$1,181,233
Securities	21,575	38,333	5,353	12,270
Dividends on Federal Home Loan Bank stock and other	26,618	28,781	8,878	9,404

Total interest and dividend income	3,660,317	3,600,718	1,238,662	1,202,907

Interest Expense
Deposits	726,736	651,079	262,714	224,610
Federal Home Loan Bank advances	230,724	369,370	75,343	125,314

Total interest expense	957,460	1,020,449	338,057	349,924

Net Interest Income	2,702,857	2,580,269	900,605	852,983

Provision for Loan Losses	41,052	161,325	—	16,825

Net Interest Income After Provision for Loan Losses	2,661,805	2,418,944	900,605	836,158

Noninterest Income
Gain on sales of loans	1,267,599	802,341	434,873	292,601
Other	498,437	352,634	130,988	38,162

Total noninterest income	1,766,036	1,154,975	565,861	330,763

Noninterest Expense
Salaries and employee benefits	1,931,589	1,626,303	661,351	576,611
Occupancy and equipment	288,928	277,786	97,517	88,311
Directors compensation	187,500	202,500	62,500	62,500
Data processing	357,159	303,382	121,707	101,037
Professional fees	136,015	86,739	43,735	27,869
Franchise tax	69,750	74,300	23,250	24,800
Deposit insurance premiums	75,064	61,935	24,719	22,129
Advertising	99,286	50,762	32,010	19,321
Software Licenses	54,900	40,098	18,800	15,331
Loan costs	255,977	107,561	93,228	43,407
Net losses on sales of foreclosed asset	22,126	4,530	12,463	8,264
Other	336,252	291,626	104,570	98,730

Total noninterest expense	3,814,546	3,127,522	1,295,850	1,088,310

Income Before Income Tax	613,295	446,397	170,616	78,611

Provision for Income Taxes	184,898	126,209	50,018	15,807

Net Income	$428,397	$320,188	$120,598	$62,804

The accompanying notes are an integral part of these financial statements.

Cincinnati Federal Savings and Loan Association

Consolidated Statements of Comprehensive Income (Loss)

Nine Months and Three Months Ended September 30, 2015 and 2014 (Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)

Net Income	$428,397	$320,188	$120,598	$62,804

Other Comprehensive Income:
Net unrealized gains (losses) on available-for-sale securities	(8,677)	41,217	(7,975)	5,203
Tax (expense) benefit	2,951	(14,014)	2,713	(1,708)
Changes in directors’ retirement plan prior service costs	4,127	(387,173)	1,376	(387,173)
Tax benefit (expense)	(1,402)	131,639	(468)	131,639

Other comprehensive loss	(3,001)	(228,331)	(4,354)	(252,039)

Comprehensive Income (Loss)	$425,396	$91,857	$116,244	$(189,235)

The accompanying notes are an integral part of these financial statements.

Cincinnati Federal Savings and Loan Association

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)

Operating Activities
Net income	$428,397	$320,188
Items not requiring (providing) cash
Depreciation and amortization	102,797	108,333
Provision for loan losses	41,052	161,325
Amortization of premiums and discounts on securities	23,672	19,834
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	69,502	143,359
Change in deferred income taxes	66,624	159,329
Gain on Sale of Loans	1,267,599	802,341
Proceeds from the sale of loans held for sale	33,346,863	18,593,912
Origination of loans held for sale	(34,937,034)	(19,840,923)
Net (gains) loss on sale of foreclosed assets	22,126	4,530
Income from Bank Owned Life insurance	(69,479)	(464,789)
Changes in
Interest receivable	(58,591)	(9,157)
Mortgage servicing rights	(93,521)	27,155
Federal Home Loan Bank lender risk account receivable	(89,377)	(66,302)
Other assets	(914,786)	(74,556)
Interest payable	260	(392)
Other liabilities	287,916	(276,448)

Net cash used in operating activities	(505,980)	(392,261)

Investing Activities
Net change in interest-bearing time deposits in banks	—	249,000
Proceeds from maturities of available-for-sale securities	632,137	531,998
Purchase of Federal Home Loan Bank stock	—	(3,500)
Net change in loans	(14,076,442)	(12,968,350)
Purchase of premises and equipment	(258,862)	(17,315)
Proceeds from sales of foreclosed assets	238,333	49,270

Net cash used in investing activities	(13,464,834)	(12,158,897)

The accompanying notes are an integral part of these financial statements.

Cincinnati Federal Savings and Loan Association

Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2015 and 2014 (Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)

Financing Activities
Net increase in deposits	17,714,383	10,565,423
Proceeds from Federal Home Loan Bank advances	17,750,000	14,000,000
Repayment of Federal Home Loan Bank advances	(17,000,000)	(10,097,320)
Net decrease in advances from borrowers for taxes and insurance	(111,586)	(89,652)

Net cash provided by financing activities	18,352,797	14,378,451

Increase in Cash and Cash Equivalents	4,381,983	1,827,294
Cash and Cash Equivalents, Beginning of Year	7,340,881	6,543,328

Cash and Cash Equivalents, End of Year	$11,722,864	$8,370,622

Supplemental Cash Flows Information
Interest paid	$957,200	$1,020,841
Income taxes (refunded) paid	$(123,392)	$228,286
Real estate acquired in settlement of loans	$94,406	$—

The accompanying notes are an integral part of these financial statements.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1:	Basis of Presentation

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

The accompanying unaudited consolidated financial statements of the Bank were prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed financial statements should be read in conjunction with the financial statements and notes thereto of the Bank included in the prospectus dated August 12, 2015 of Cincinnati Bancorp (the “Registrant” or the “Company”) as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 24, 2015. Reference is made to the accounting policies of the Bank described in the Notes to the consolidated Financial Statements contained in the prospectus.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited financial statements have been included to present fairly the financial position as of September 30, 2015 and the results of operation for the three and nine months ended September 30, 2015 and 2014. All interim amounts have not been audited and results of operations for the three and nine months ended September 30, 2015, herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

Cincinnati Federal Savings and Loan Association evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 include the accounts of the Bank and its wholly-owned subsidiary, Cincinnati Federal Investment Services, LLC. All significant intercompany items have been eliminated.

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:

September 30, 2015 (Unaudited):
Mortgage-backed securities of government sponsored entities	$2,705,414	$23,388	$(22,213)	$2,706,589

December 31, 2014:
Mortgage-backed securities of government sponsored entities	$3,361,223	$26,900	$(17,048)	$3,371,075

The Bank had no sales of investment securities during the three and nine month periods ended September 30, 2015. The Bank had not pledged any of its investment securities as of September 30, 2015 or December 31, 2014.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of available-for-sale securities at September 30, 2015 and December 31, 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

September 30, 2015
	(Unaudited)		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Mortgage-backed securities of government sponsored entities	$2,705,414	$2,706,589	$3,361,223	$3,371,075

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at September 30, 2015 and December 31, 2014 was $1,891,421 and $2,428,986, respectively, which is approximately 70% and 72%, respectively of the Bank’s investment portfolio.

The following tables show the gross unrealized losses and fair value of the Bank’s investments with unrealized losses that are not deemed to be other-than-temporary impaired, aggregated by investment class and length of time that individual securities have been in continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2015 (Unaudited)

Mortgage-backed securities of government sponsored entities	$—	$—	$1,891,421	$(22,213)	$1,891,421	$(22,213)

December 31, 2014

Mortgage-backed securities of government sponsored entities	$—	$—	$2,428,986	$(17,048)	$2,428,986	$(17,048)

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at September 30, 2015 and December 31, 2014 include:

	September 30,	December 31,
	2015	2014
	(Unaudited)

One to four family mortgage loans -owner occupied	$65,666,507	$57,535,381
One to four family - investment	12,283,587	13,072,227
Multi-family mortgage loans	16,848,157	12,931,648
Nonresidential mortgage loans	11,514,281	11,346,832
Construction and land loans	3,355,944	1,847,056
Real estate secured lines of credit	10,097,278	9,345,010
Commercial loans	417,132	345,232
Other consumer loans	23,399	37,584

Total loans	120,206,285	106,460,970

Less:
Net deferred loan costs	(376,888)	(283,537)
Undisbursed portion of loans	772,783	907,069
Allowance for loan losses	1,381,968	1,350,000

Net loans	$118,428,422	$104,487,438

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the nine and three months ended September 30, 2015 and 2014 and December 31, 2014:

	Nine Months Ended September 30, 2015 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi- Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$281,369	$415,496	$143,919	$214,671	$23,855	$263,535	$6,905	$250	$1,350,000
Provision charged to expense	142,784	(111,192)	41,734	(63,365)	22,143	6,835	2,001	112	41,052
Losses charged off	(21,237)	(7,307)	—	—	—	—	—	—	(28,544)
Recoveries	—	19,460	—	—	—	—	—	—	19,460

Balance, end of period	$402,916	$316,457	$185,653	$151,306	$45,998	$270,370	$8,906	$362	$1,381,968

Ending balance:
Individually evaluated for impairment	$—	$47,101	$15,733	$14,774	$—	$—	$—	$—	$77,608

Ending balance:
Collectively evaluated for impairment	$402,916	$269,356	$169,920	$136,532	$45,998	$270,370	$8,906	$362	$1,304,360

Loans:
Ending balance	$65,666,507	$12,283,587	$16,848,157	$11,514,281	$3,355,944	$10,097,278	$417,132	$23,399	$120,206,285

Ending balance:
Individually evaluated for impairment	$231,798	$1,527,908	$948,561	$2,560,120	$301,415	$247,506	$—	$—	$5,817,308

Ending balance:
Collectively evaluated for impairment	$65,434,709	$10,755,679	$15,899,596	$8,954,161	$3,054,529	$9,849,772	$417,132	$23,399	$114,388,977

	Three Months Ended September 30, 2015 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi- Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$402,916	$308,997	$185,653	$151,306	$45,998	$270,370	$8,906	$362	$1,374,508
Provision charged to expense	—	—	—	—	—	—	—	—	—
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	7,460	—	—	—	—	—	—	7,460

Balance, end of period	$402,916	$316,457	$185,653	$151,306	$45,998	$270,370	$8,906	$362	$1,381,968

	Nine Months September 30, 2014 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi- Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$140,410	$520,486	$81,809	$124,529	$32,651	$74,777	$948	$921	$976,531
Provision charged to expense	136,345	(1,731)	5,413	(15,596)	(21,393)	53,578	5,356	(647)	161,325
Losses charged off	—	(170,902)	—	—	—	—	—	—	(170,902)
Recoveries	—	—	—	—	7,659	—	—	—	7,659

Balance, end of period	$276,755	$347,853	$87,222	$108,933	$18,917	$128,355	$6,304	$274	$974,613

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

	Three Months Ended September 30, 2014 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi- Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$203,218	$401,074	$102,495	$171,886	$8,830	$58,209	$4,126	$291	$950,129
Provision charged to expense	73,537	(53,221)	(15,273)	(62,953)	2,428	70,146	2,178	(17)	16,825
Losses charged off	—	—	—	—	—	—	—	—	—
Recoveries	—	—	—	—	7,659	—	—	—	7,659

Balance, end of period	$276,755	$347,853	$87,222	$108,933	$18,917	$128,355	$6,304	$274	$974,613

	December 31, 2014
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi- Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$140,410	$520,486	$81,809	$124,529	$32,651	$74,777	$948	$921	$976,531
Provision charged to expense	295,377	150,287	62,110	88,132	(16,455)	188,758	5,957	(671)	773,495
Losses charged off	(154,418)	(271,717)	—	(50,000)	—	—	—	—	(476,135)
Recoveries	—	16,440	—	52,010	7,659	—	—	—	76,109

Balance, end of year	$281,369	$415,496	$143,919	$214,671	$23,855	$263,535	$6,905	$250	$1,350,000

Ending balance:
Individually evaluated for impairment	$—	$47,101	$15,733	$14,774	$—	$—	$—	$—	$77,608

Ending balance:
Collectively evaluated for impairment	$281,369	$368,395	$128,186	$199,897	$23,855	$263,535	$6,905	$250	$1,272,392

Loans:
Ending balance	$57,535,381	$13,072,227	$12,931,648	$11,346,832	$1,847,056	$9,345,010	$345,232	$37,584	$106,460,970

Ending balance:
Individually evaluated for impairment	$639,646	$1,626,521	$1,277,877	$2,642,172	$309,723	$245,498	$—	$—	$6,741,437

Ending balance:
Collectively evaluated for impairment	$56,895,735	$11,445,706	$11,653,771	$8,704,660	$1,537,333	$9,099,512	$345,232	$37,584	$99,719,533

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

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Bank’s loan portfolio based on internal rating category and payment activity as of September 30, 2015 and December 31, 2014:

	September 30, 2015 (Unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi- Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$65,331,147	$9,769,048	$16,194,444	$10,010,611	$3,355,944	$9,335,178	$417,132	$23,399	$114,436,903
Special mention	—	707,208	—	986,474	—	514,386	—	—	2,208,068
Substandard	335,360	1,807,331	653,713	517,196	—	247,714	—	—	3,561,314
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$65,666,507	$12,283,587	$16,848,157	$11,514,281	$3,355,944	$10,097,278	$417,132	$23,399	$120,206,285

	December 31, 2014
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi- Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$56,905,639	$10,429,843	$11,779,906	$7,608,249	$1,537,333	$9,203,685	$345,232	$37,584	$97,847,471
Special mention	184,535	1,443,185	185,643	3,207,428	309,723	—	—	—	5,330,514
Substandard	445,207	1,199,199	966,099	531,155	—	141,325	—	—	3,282,985
Doubtful	—	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—	—

Total	$57,535,381	$13,072,227	$12,931,648	$11,346,832	$1,847,056	$9,345,010	$345,232	$37,584	$106,460,970

Pass portfolio within table above consists of loans graded Prime (1) through Acceptable (4).

The Bank evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the past year.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

The following tables present the Bank’s loan portfolio aging analysis of the recorded investment in loans as of September 30, 2015 and December 31, 2014

	September 30, 2015 (Unaudited)
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to four-family mortgage loans	$—	$88,241	$78,887	$167,128	$65,499,379	$65,666,507	$—
One to Four Family - Investment	181,704	15,773	—	197,477	12,086,110	12,283,587	—
Multi-family mortgage loans	—	—	—	—	16,848,157	16,848,157	—
Nonresidential mortgage loans	—	—	—	—	11,514,281	11,514,281	—
Construction & Land Loans	—	—	—	—	3,355,944	3,355,944	—
Real estate secured lines of credit	17,318	—	—	17,318	10,079,960	10,097,278	—
Commercial Loans	—	—	—	—	417,132	417,132	—
Other consumer loans	—	—	—	—	23,399	23,399	—

Total	$199,022	$104,014	$78,887	$381,923	$119,824,362	$120,206,285	$—

	December 31, 2014
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$40,817	$—	$280,998	$321,815	$57,213,566	$57,535,381	$—
One to Four Family - Investment	18,664		58,500	77,164	12,995,063	13,072,227	—
Multi-family mortgage loans	—	—	393,668	393,668	12,537,980	12,931,648	—
Nonresidential mortgage loans	—	—	—	—	11,346,832	11,346,832	—
Construction & Land Loans	—	—	—	—	1,847,056	1,847,056	—
Real estate secured lines of credit	—	62,477	—	62,477	9,282,533	9,345,010	—
Commercial Loans	—	—	—	—	345,232	345,232	—
Other consumer loans	8,754	—	—	8,754	28,830	37,584	—

Total	$68,235	$62,477	$733,166	$863,878	$105,597,092	$106,460,970	$—

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

The following tables present impaired loans at and for the periods ended September 30, 2015, September 30, 2014 and December 31, 2014:

	As of September 30, 2015 (Unaudited)			For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
				(Unaudited)
Loans without a specific valuation allowance:
One- to four-family mortgage loans	$231,798	$231,798	$—	$240,580	$2,743	$244,101	$9,242
One to Four family - Investment	839,451	839,451	—	848,952	11,575	860,860	37,949
Multi-family mortgage loans	709,528	709,528	—	771,628	13,788	778,525	39,832
Nonresidential mortgage loans	2,375,520	2,375,520	—	2,390,885	34,473	2,412,565	104,746
Construction & Land loans	301,415	301,415	—	302,823	4,550	305,131	13,773
Real estate secured lines of credit	247,506	247,506	—	247,419	3,299	247,259	10,333
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Loans with a specific valuation allowance:
One- to four-family mortgage loans	—	—	—	—	—	—	—
One to Four family - Investment	688,457	688,457	47,101	691,419	9,039	697,138	25,505
Multi-family mortgage loans	239,032	239,032	15,733	239,870	3,900	241,635	11,130
Nonresidential mortgage loans	184,600	184,600	14,774	185,458	4,069	187,324	12,213
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—

	$5,817,307	$5,817,307	$77,608	$5,919,034	$87,436	$5,974,538	$264,723

	As of September 30, 2014 (Unaudited)			For the Three Months Ended September 30, 2014		For the Nine Months Ended September 30, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
				(Unaudited)
Loans without a specific valuation allowance:
One- to four-family mortgage loans	$501,752	$501,752	$—	$468,097	$5,615	$466,112	$19,425
One to Four family - Investment	875,137	875,137	—	882,763	12,890	892,571	41,180
Multi-family mortgage loans	500,596	500,596	—	572,547	9,984	582,807	27,447
Nonresidential mortgage loans	2,477,777	2,477,777	—	2,492,594	41,709	2,513,094	112,312
Construction & Land loans	312,411	312,411	—	313,712	4,712	315,866	15,579
Real estate secured lines of credit	232,489	232,489	—	238,817	4,373	233,062	9,444
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—
Loans with a specific valuation allowance:
One- to four-family mortgage loans	226,900	105,518	121,382	226,965	1,086	227,179	3,601
One to Four family - Investment	959,870	848,721	111,149	963,603	20,310	966,738	29,904
Multi-family mortgage loans	244,371	228,638	15,733	245,332	3,985	245,775	10,781
Nonresidential mortgage loans	190,056	175,282	14,774	191,034	3,341	191,933	9,270
Construction & Land loans	—	—	—	—	—	—	—
Real estate secured lines of credit	215,916	143,864	72,052	—	—	—	3,783
Commercial Loans	—	—	—	—	—	—	—
Other consumer loans	—	—	—	—	—	—	—

	$6,737,275	$6,402,185	$335,090	$6,595,464	$108,005	$6,635,137	$282,726

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

	December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
One- to four-family mortgage loans	$639,646	$639,646	$—	$711,252	$32,031
One to Four family - Investment	925,324	925,324	—	956,649	51,483
Multi-family mortgage loans	1,034,871	1,034,871	—	1,050,064	72,294
Nonresidential mortgage loans	2,453,444	2,453,444	—	2,500,543	145,584
Construction & Land loans	309,723	309,723	—	314,506	20,251
Real estate secured lines of credit	245,498	245,498	—	246,323	12,156
Commercial Loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—
Loans with a specific valuation allowance:
One- to four-family mortgage loans	—	—	—	—	—
One to Four family - Investment	701,197	701,197	47,101	709,447	33,791
Multi-family mortgage loans	243,006	243,006	15,733	244,882	15,378
Nonresidential mortgage loans	188,728	188,728	14,774	191,318	12,588
Construction & Land loans	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—
Commercial Loans	—	—	—	—	—
Other consumer loans	—	—	—	—	—

	$6,741,437	$6,741,437	$77,608	$6,924,984	$395,556

Income recognized on a cash basis was not materially different than interest income recognized.

The following table presents the Bank’s nonaccrual loans at September 30, 2015 and December 31, 2014. This table excludes performing troubled debt restructurings.

	September 30, 2015	December 31, 2014
	(Unaudited)

One- to four-family mortgage loans	$78,887	$280,997
One to four family - Investment	—	58,500
Multi-family mortgage loans	—	393,668
Nonresidential mortgage loans	—	—
Land loans	—	—
Real estate secured lines of credit	—	—
Commercial Loans	—	—
Other consumer loans	—	—

Total	$78,887	$733,165

At September 30, 2015 and December 31, 2014, the Bank had loans that were modified in troubled debt restructurings and impaired. The modifications of terms included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding troubled debt restructurings by class for the periods ended September 30, 2015 and December 31, 2014.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

Newly classified debt restructurings:

	Nine Months Ended September 30, 2015 (Unaudited)			Three Months Ended September 30, 2015 (Unaudited)
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	1	$16,270	$16,270	—	$—	$—
Residential 1-4 family - Investment	—	—	—	—	—	—
Multifamily	—	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

	1	$16,270	$16,270	—	$—	$—

	Nine Months Ended September 30, 2014 (Unaudited)			Three Months Ended September 30, 2014 (Unaudited)
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	—	$—	$—	—	$—	$—
Residential 1-4 family - Investment	1	49,661	49,661	1	49,661	49,661
Multifamily	—	—	—	—	—	—
Nonresidential mortgage loans	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—
Construction & Land loans	—	—	—	—	—	—
Real estate secured lines of credit	—	—	—	—	—	—
Commercial Loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—

	1	$49,661	$49,661	1	$49,661	$49,661

December 31, 2014
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	—	$—	$—
Residential 1-4 family - Investment	1	49,661	49,661
Multifamily	3	519,187	560,872
Nonresidential mortgage loans	—	—	—
Construction & Land loans	—	—	—
Construction & Land loans	—	—	—
Real estate secured lines of credit	—	—	—
Commercial Loans	—	—	—
Consumer loans	—	—	—

	4	$568,848	$610,533

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

The troubled debt restructurings described above increased the allowance for loan losses by $0 and $0 and resulted in charge offs of $0 and $0 during the periods ended September 30, 2015 and December 31, 2014, respectively.

Newly restructured loans by type of modification:

Nine Months Ended September 30, 2015 (Unaudited)
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$—	$—	$16,270	$16,270
Residential 1-4 family - Investment	—	—	—	—
Multifamily	—	—	—	—
Nonresidential mortgage loans	—	—	—	—
Construction & Land loans	—	—	—	—
Construction & Land loans	—	—	—	—
Real estate secured lines of credit	—	—	—	—
Commercial Loans	—	—	—	—
Consumer loans	—	—	—	—

	$—	$—	$16,270	$16,270

Nine Months Ended September 30, 2014 (Unaudited)
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$—	$—	$—	$—
Residential 1-4 family - Investment	—	49,661	—	49,661
Multifamily	—	—	—	—
Nonresidential mortgage loans	—	—	—	—
Construction & Land loans	—	—	—	—
Construction & Land loans	—	—	—	—
Real estate secured lines of credit	—	—	—	—
Commercial Loans	—	—	—	—
Consumer loans	—	—	—	—

	$—	$49,661	$—	$49,661

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

December 31, 2014
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$—	$—	$—	$—
Residential 1-4 family - Investment	—	49,661	—	49,661
Multifamily	—	560,872	—	560,872
Nonresidential mortgage loans	—	—	—	—
Construction & Land loans	—	—	—	—
Construction & Land loans	—	—	—	—
Real estate secured lines of credit	—	—	—	—
Commercial Loans	—	—	—	—
Consumer loans	—	—	—	—

	$—	$610,533	$—	$610,533

The Bank had no troubled debt restructurings modified during the nine months ended September 30, 2015 and the year ended December 31, 2014 that subsequently defaulted.

As of September 30, 2015, borrowers with loans designated as TDRs and totaling $592,000 of residential real estate loans and $838,000 of multifamily and nonresidential loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. The Bank had one loan totaling $16,000 that did not meet the criteria for placement back on accrual status. The loan is paying as agreed.

The carrying amount of foreclosed residential real estate property at September 30, 2015 was $90,000. Consumer mortgage loans in process of foreclosure totaled $0 at the end of the period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes, as of September 30, 2015 and December 31, 2014, that the Bank meets all capital adequacy requirements to which it is subject.

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

As of September 30, 2015, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of September 30, 2015 (Unaudited)

Total risk-based capital (to risk-weighted assets)	$13,377	13.5%	$7,918	8.0%	$9,898	10.0%

Tier I capital (to risk-weighted assets)	12,138	12.3%	5,938	6.0%	7,918	8.0%

Common Equity (to risk-weighted assets)	12,138	12.3%	4,454	4.5%	6,434	6.5%

Tier I capital (to adjusted total assets)	12,138	8.4%	5,799	4.0%	7,249	5.0%

As of December 31, 2014

Total risk-based capital (to risk-weighted assets)	$12,618	14.4%	$7,032	8.0%	$8,790	10.0%

Tier I capital (to risk-weighted assets)	11,516	13.1%	3,516	4.0%	5,274	6.0%

Tier I capital (to adjusted total assets)	11,516	9.1%	5,039	4.0%	6,299	5.0%

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2015 (Unaudited)
Mortgage-backed securities of government sponsored entities	$2,706,589	$—	$2,706,589	$—
Mortgage servicing rights	$607,374	$—	$—	$607,374

December 31, 2014
Mortgage-backed securities of government sponsored entities	$3,371,075	$—	$3,371,075	$—
Mortgage servicing rights	$513,853	$—	$—	$513,853

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014

Fair value as of the beginning of the period	$633,036	$579,231	$513,853	$519,194
Recognition of mortgage servicing rights on the sale of loans	46,013	8,294	106,198	18,132
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(71,675)	(95,486)	(12,677)	(45,287)

Fair value at the end of the period	$607,374	$492,039	$607,374	$492,039

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2015 (Unaudited)
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

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2015 and December 31, 2014:

	Fair Value at 9/30/2015 (Unaudited)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$—	Market comparable properties	Marketability discount	10%-15% (12%)

Mortgage servicing rights	607,374	Discounted cash flow	Discount rate PSA prepayment speeds	8% 153%-406%

	Fair Value at 12/31/14	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$263,028	Market comparable properties	Marketability discount	10%-15% (12%)

Mortgage servicing rights	513,853	Discounted cash flow	Discount rate PSA prepayment speeds	8% 246%-402%

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and due from banks, interest- bearing demand deposits in banks, Federal Home Loan Bank Stock and Interest Receivable

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

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2015 and December 31, 2014, the fair value of commitments was not material.

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Bank’s financial instruments at September 30, 2015 and December 31, 2014:

		Fair Value Measurements Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2015 (Unaudited)
Financial Assets:
Cash and cash equivalents	$11,722,864	$11,722,864	$—	$—
Loans held for sale	1,869,440	—	1,919,092	—
Loans, net of allowance for loan losses	118,428,422	—	—	120,894,269
Federal Home Loan Bank stock	888,100	—	888,100	—
Interest receivable	375,126	—	375,126	—
Federal Home Loan Bank lender risk account receivable	1,359,394	—	—	1,401,109

Financial Liabilities:
Deposits	111,192,154	—	108,959,787	—
Federal Home Loan Bank advances	19,602,207	—	19,911,610	—
Advances from borrowers for taxes and insurance	907,622	—	907,622	—
Interest payable	16,952	—	16,952	—

December 31, 2014
Financial Assets:
Cash and cash equivalents	$7,340,881	$7,340,881	$—	$—
Loans held for sale	1,546,868	—	1,589,231	—
Loans, net of allowance for loan losses	104,487,438	—	—	107,586,116
Federal Home Loan Bank stock	888,100	—	888,100	—
Interest receivable	316,535	—	316,535	—
Federal Home Loan Bank lender risk account receivable	1,270,017	—	—	1,333,878

Financial Liabilities:
Deposits	93,477,772	—	89,260,191	—
Federal Home Loan Bank advances	18,782,705	—	19,158,354	—
Advances from borrowers for taxes and insurance	1,019,208	—	1,019,208	—
Interest payable	16,692	—	16,692	—

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6:	Commitments and Credit Risk

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

The dollar amount of commitments to fund fixed rate loans at September 30, 2015 and December 31, 2014 follows:

	September 30, 2015		December 31, 2014
	(Unaudited)
	Amount	Interest Rate Range	Amount	Interest Rate Range

Commitments to fund fixed-rate loans	$5,039,905	3.125% - 4.50%	$4,378,965	3.25% - 4.25%

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

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

Loan commitments outstanding at September 30, 2015 and December 31, 2014 were composed of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)

Commitments to originate loans	$5,991,060	$1,208,350
Forward sale commitments	6,920,853	2,580,158
Lines of credit	9,029,116	7,259,949

NOTE 7:	Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2015 and the year ended December 31, 2014:

	September 30, 2015	December 31, 2014
	(Unaudited)

Net unrealized gain on available for sale securities	$776	$9,852
Directors’ Retirement Plan prior service costs	(369,665)	(373,637)
Tax benefit	125,775	123,672

Net of tax amount	$(243,114)	$(240,113)

NOTE 8:	Recent Accounting Pronouncements

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

FASB ASU 2014-09, Revenue from Contracts with Customers. In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15,

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

2016, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. Management is currently in the process of evaluating the impact of the amended guidance on the Bank’s consolidated financial statements.

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

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

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

Cincinnati Federal Savings and Loan Association

Notes to Consolidated Financial Statements (Unaudited)

FASB ASU 2015-10, Technical Corrections and Improvements was issued in June, 2015. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to entities. The amendments in this Update that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this update. The amendments that require transition guidance are not expected to have a material impact on the Bank’s consolidated financial statements. The adoption of the other amendments in this update did not have a material impact on the Bank’s consolidated financial statements.

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

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. As of September 30, 2015 and December 31, 2014 we have incurred reorganization costs of 864,000 and $0, respectively.

NOTE 10:	Subsequent Event

Effective October 14, 2015, the Bank completed the reorganization transaction described above in Note 9. The Company sold 773,663 shares of its common stock at a price of $10.00 per share for gross proceeds of approximately $7.7 million, which includes 67,397 shares purchased by the Bank’s employee stock ownership plan with the proceeds of a loan extended by the Company. The Company also issued 945,587 shares of its common stock to CF Mutual Holding Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months and nine months ended September 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total Assets. Total assets were $144.9 million at September 30, 2015, an increase of $19.2 million, or 15.3%, over the $125.7 million at December 31, 2014. The increase was primarily attributable to increases in net loans of $13.9 million, an increase of $4.6 million in interest bearing demand deposits in banks from stock offering proceeds, and a $915,000 increase in other assets representing prepaid reorganization costs. Loans held for sale also increased $323,000 or 20.9% at September 30, 2015.

Cash and Cash Equivalents. Cash and cash equivalents increased $4.4 million, or 59.7% to $11.7 million at September 30, 2015. The increase in liquidity resulted from the receipt of reorganization proceeds during the stock offering period.

Net Loans. Net loans increased $13.9 million, or 13.3%, to $118.4 at September 30, 2015 from $104.5 million at December 31, 2014. We originated $79.9 million of loans, $64.8 million of which were one- to four- family owner occupied residential loans, $3.0 million were commercial real estate loans, $5.0 million were multi-family loans, $4.3 million were home equity lines of credit, $2.2 million were land and construction, $374,000 were one to four family investment loans and the remaining $242,000 in loans were in commercial loans. Principal repayments and other credits to net loans for the quarter ended September 30, 2015 were $20.1 million.

During the quarter ended September 30, 2015, one- to four-family owner occupied residential real estate loans increased $8.1million, or 14.1%, to $65.7 million at September 30, 2015 from $57.5 million at December 31, 2014; one- to four-family investment loans decreased $789,000, or 6.0%, to $12.3 million at September 30, 2015 from $13.1 million at December 31, 2014; multi-family loans increased $3.9 million, or 30.3%, to $16.8 million at September 30, 2015 from $12.9 million for the year ended

December 31, 2014; nonresidential mortgages increased $167,000, or 1.5% to $11.5 million at September 30, 2015 from $11.3 million at December 31, 2014; construction and land loans increased $1.5 million, or 81.7%, to $3.4 million at September 30, 2015 from $1.8 million at December 31, 2014; home equity lines of credit increased $752,000 or 8.1% to $10.0 million at September 30, 2015 from $9.4 million at December 31, 2014; commercial business loans and consumer loans remained relatively unchanged. During the period ending September 30, 2015 we sold $46.1 million in one- to four family loans into the secondary market and sold one loan participation of $1.0 million to a local financial institution. Management intends to continue this sales activity in future periods to generate gains on loan sales and servicing fee income.

Loans Held for Sale. Loans held for sale increased $323,000, or 20.9%, to $1.9 million at September 30, 2015 from $1.5 million at December 31, 2014. The increase was due to higher origination activity in the mortgage loan secondary market.

Securities Available-for-Sale. Securities available-for-sale, which consist entirely of government-sponsored mortgage-backed securities, decreased $665,000, or 19.7%, to $2.7 million at September 30, 2015 from $3.4 million at December 31, 2014. There were no purchases or sales of securities during the third quarter of 2015.

Deposits. Deposits increased $17.7 million, or 19.0%, to $111.2 million at September 30, 2015 from $93.5 million at December 31, 2014. Our core deposits increased $5.8 million, or 16.0%, to $41.6 million at September 30, 2015 from $35.9 million at December 31, 2014. The primary source of growth in core deposits was from the receipt of proceeds from the stock offering. Certificates of deposits increased $12.0 million, or 20.8%, to $69.6 million at September 30, 2015 from $57.6 million at December 31, 2014. During the third quarter of 2015, management continued to follow its strategy of pursuing growth in its core deposits to fund loan growth.

Total Equity. Total equity increased $425,000, or 3.7%, to $11.9 million at September 30, 2015 from $11.5 million at December 31, 2014. The increase resulted from net income for the quarter ended September 30, 2015 of $428,000 and a $3,000 decrease in accumulated other comprehensive loss primarily due to a decrease in market values on the securities available-for-sale portfolio.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and September 30, 2014

General. Net income for the quarter ended September 30, 2015 was $121,000, compared to net income of $63,000 for the quarter ended September 30, 2014, an increase of $58,000, or 92.0%. The increase was primarily due to a $48,000 increase in net interest income, a $331,000 increase in noninterest income and a $16,000 decrease in the loan loss provision during the third quarter of 2015 offset by an increase in noninterest expense of $208,000.

Interest Income. Interest income increased $36,000, or 3.0%, to $1.2 million for the quarter ended September 30, 2015 from the comparable quarter in 2014. Interest income on loans increased $43,000 primarily due to a $8.8 million increase in the average balance of loans during the third quarter of 2015 compared to the same quarter in 2014 and partially offset by a 18 basis point decrease in the average yield on loans. Interest income on securities available-for-sale decreased $7,000 primarily due to a 63 basis point decrease in average yield on the securities portfolio and a $778,000 decrease in the balance of the average securities portfolio during the quarter ended September 30, 2015. Interest income on other investments remained little changed decreasing $1,000 in the second quarter of 2015 compared to the same period in 2014.

Interest Expense. Total interest expense decreased $12,000, or 3.4%, to $338,000 for the quarter ended September 30, 2015 from $350,000 for the quarter ended September 30, 2014. Interest expense on deposit accounts increased $38,000, or 17.0%, to $263,000 for the quarter ended September 30, 2015 from $225,000 for the quarter ended September 30, 2014. The increase between comparable quarters in 2015 from 2014 was primarily due to a $30,000 increase in interest expense on certificates of deposit resulting from a $8.3 million, or 13.5%, increase in the average balance of these certificates. Savings interest expense increased during the quarter ended September 30, 2015 $2,000 and checking and money market interest expense also increased $6,000 from the comparable quarter in 2014. The increases in interest expense in the deposit portfolios reflect certain bonus promotions on deposit accounts.

Interest expense on FHLB advances decreased $50,000, or 39.9%, to $75,000 for the quarter ended September 30, 2015 from $125,000 for the quarter ended September 30, 2014. The average balance of advances decreased $1.2 million to $20.0 million for the quarter ended September 30, 2015 from $21.3 million for the same quarter in 2014, while the average cost of these advances decreased 75 basis points to 1.50% from 2.25%. The decrease in the average cost of advances results from the prepayment of certain higher rate advances at year end 2014.

Net Interest Income. Net interest income increased $48,000, or 5.6%, to $901,000 for the quarter ended September 30, 2015 compared to $853,000 the quarter ended September 30, 2014. Average interest-earning assets increased $7.4 million primarily due to a $8.8 million increase in average outstanding loans during the quarter. Average interest-bearing liabilities increased $9.3 million from the same quarter in 2014 due to the funding needed for the increase in lending during the second quarter of 2015. The interest rate spread remained little changed at 2.90% for the quarter ended September 30, 2015. The net interest margin decreased 2 basis points to 2.95% for the second quarter of 2015 from 2.97% for the quarter ended September 30, 2014. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. The provision for loan losses decreased $17,000, or 100.0%, to $-0- for the quarter ended September 30, 2015 from $17,000 from the same quarter in 2014. The decrease in the provision for loan losses was due to the improving quality of the loan portfolio as total delinquencies and other nonperforming loans decreased.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at September 30, 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $235,000, or 71.1%, to $566,000 for the quarter ended September 30, 2015 from $331,000 for the comparable quarter in 2014. The increase was primarily due to a $142,000 increase in gain on the sale of loans to $435,000 during the quarter ended September 30, 2015 compared to $293,000 for the quarter ended September 30, 2014. The increase was due to an increase in loan volume during the second quarter of 2015 compared to the same quarter in 2014. Other income increased $93,000, or 243.2%, to 131,000. The increase was due to Cincinnati Investment Services revenue of $10,000 for the quarter ended September 30, 2015 compared to no revenue for the comparable quarter in 2014 as the subsidiary did not exist in the third quarter of 2014. The fair market adjustment on the value of mortgage servicing rights decreased $72,000 during the quarter ended September 30, 2015 compared to a $95,000 decrease in the fair value of mortgage servicing rights in the quarter ending September 30, 2014. Origination fees on sold loans increased $45,000 for the quarter ended September 30, 2015 due to higher secondary market activity over the comparable period in 2014. Deposit fees, ATM surcharges and debit fee income increased $7,000, or 15.3%.

Non-Interest Expense. Non-interest expense increased $208,000, or 19.1%, to $1.3 million for the quarter ended September 30, 2015 compared to $1.1 million for the quarter ended September 30, 2014. The increase was due primarily to a $85,000, or 14.7%, increase in salary and employee benefits to $661,000 in the second quarter of 2015 from $577,000 for the comparable quarter in 2014 caused by increased commissions paid to loan officers, staffing demands, normal salary increases and an increase in the cost of medical insurance. Data processing expense increased $21,000, or 20.5%, to $122,000 during the quarter ended September 30, 2015 from $101,000 for the quarter ended September 30, 2014 the increase was due to bank growth. Other non-interest expense increased $6,000, or 5.9%, to $105,000 during the second quarter of 2015 from $99,000 for the comparable quarter in 2014 due primarily to increased costs related to the lending function. Loan costs increased $50,000, or 114.8%, to $93,000 compared to $43,000 for the comparable period in 2014.

Federal Income Taxes. Federal income taxes increased $34,000 due to increased net income for the quarter ending September 30, 2015 compared to net income for the quarter ended September 30, 2014.

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

	For the Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$117,912	$1,224	4.15%	$109,090	$1,181	4.33%
Securities	2,844	5	0.70	3,622	12	1.33
Other (1)	1,268	9	2.84	1,907	9	1.89

Total interest-earning assets	122,024	1,238	4.06	114,619	1,202	4.19
Non-interest-earning assets	18,872			14,722

Total assets	$140,896			$129,341

Interest-bearing liabilities:
Savings	$22,326	$5	0.09	$21,696	$3	0.06
Interest-bearing demand	4,739	11	0.93	3,088	5	0.65
Certificates of deposit	69,893	247	1.41	61,580	217	1.41

Total deposits	96,958	263	1.09	86,364	225	1.04
Borrowings	20,031	75	1.50	21,283	125	2.25

Total interest-bearing liabilities	116,989	338	1.16	107,647	350	1.30
Non-interest-bearing Demand	9,926			7,479
Other non-interest-bearing liabilities	2,160			2,164

Total non-interest-bearing liabilities	12,086			9,643
Total equity	11,821			12,051

Total liabilities and total equity	$140,896			$129,341

Net interest income		$900			$852

Net interest rate spread (2)			2.90%			2.89%
Net interest-earning assets (3)	$5,035			$6,972

Net interest margin (4)			2.95%			2.97%
Average interest-earning assets to interest-bearing liabilities			104.30%			106.48%

(1)	Consists of FHLB-Cincinnati stock, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized where appropriate.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and September 30, 2014

General. Net income for the nine months ended September 30, 2015 was $428,000, compared to net income of $320,000 for the nine months ended September 30, 2014, an increase of $108,000, or 33.8%. The increase was primarily due to a $123,000 increase in net interest income, a $611,000 increase in noninterest income and a $120,000 decrease in the loan loss provision during the first nine months of 2015 offset by an increase in noninterest expense of $687,000.

Interest Income. Interest income increased $60,000, or 1.7%, to $3.7 million for the nine months ended September 30, 2015 from the comparable nine months in 2014. Interest income on loans increased $79,000 primarily due to an $8.9 million increase in the average balance of loans during the nine months of 2015 compared to the same nine months in 2014 and partially offset by a 26 basis point decrease in the average yield on loans. Interest income on securities available-for-sale decreased $16,000 primarily due to a 37 basis point decrease in average yield on the securities portfolio and a $745,000 decrease in the balance of the average securities portfolio during the nine months ended September 30, 2015. Interest income on other investments decreased $3,000 for the nine months of 2015 compared to the same period in 2014 due to a decrease in average other investments of $597,000 partially offset by an increase in average yield of 72 basis points.

Interest Expense. Total interest expense decreased $63,000, or 11.6%, to $957,000 for the nine months ended September 30, 2015 from $1.0 million for the nine months ended September 30, 2014. Interest expense on deposit accounts increased $76,000, or 11.6%, to $727,000 for the nine months ended September 30, 2015 from $651,000 for the nine months ended September 30, 2014. The increase between comparable nine months in 2015 from 2014 was primarily due to a $52,000 increase in interest expense on certificates of deposit resulting from a $4.3 million, increase in the average balance of these certificates. Savings interest expense increased during the nine months ended September 30, 2015 increased $3,000 and checking and money market interest expense also increased $21,000 from the comparable nine months in 2014. The increases in interest expense in the deposit portfolios reflect certain bonus promotions on deposit accounts offered in the first nine months of 2015.

Interest expense on FHLB advances decreased $139,000, or 37.5%, to $231,000 for the nine months ended September 30, 2015 from $369,000 for the nine months ended September 30, 2014. The average balance of advances increased $1.4 million to $20.7 million for the nine months ended September 30, 2015 from $19.4 million for the same nine months in 2014, while the average cost of these advances decreased 106 basis points to 1.48% from 2.54%. The increase in the average balance of advances is due to management utilizing advances as a funding source for loan originations. The decrease in the average cost of advances is attributable to the prepayment of certain higher rate advances at year end 2014.

Net Interest Income. Net interest income increased $123,000, or 4.8%, to $2.7 million for the nine months ended September 30, 2015 compared to $2.6 million the nine months ended September 30, 2014. Average interest-earning assets increased $7.6 million primarily due to an $8.9 million increase in average outstanding loans during the nine months. Interest-bearing liabilities increased $8.3 million from the same nine months in 2014 due to the funding needed for the increase in lending during the first nine months of 2015. The interest rate spread declined 4 basis points to 3.01% for the nine months ended September 30, 2015 from 3.05% for the comparable nine months in 2014. Our net interest margin decreased 7 basis points to 3.05% for the first nine months of 2015 from 3.12% for the nine months ended September 30, 2014. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. The provision for loan losses decreased $120,000, or 74.6%, to $41,000 for the nine months ended September 30, 2015 to from $161,000 from the same nine months in 2014. The decrease in the provision for loan losses was due to the improving quality of the loan portfolio as total delinquencies and other nonperforming loans decreased.

Non-Interest Income. Non-interest income increased $611,000, or 52.9%, to $1.8 million for the nine months ended September 30, 2015 from $1.2 million for the comparable nine months in 2014. The increase was primarily due to a $465,000 increase in gain on the sale of loans to $1.3 million during the nine months ended September 30, 2015 compared to $802,000 for the nine months ended September 30, 2014. The increase was due to an increase in loan volume during the nine months of 2015 compared to the same nine months in 2014. Other income increased $146,000, or 41.3%, to $498,000. The increase was due to Cincinnati Investment Services revenue of $28,000 for the nine months ended September 30, 2015 compared to no revenue for the comparable nine months in 2014 as the subsidiary did not exist in the first nine months of 2014. Additionally, the fair market adjustment on the value of mortgage servicing rights decreased $13,000 for the nine months ended September 30, 2015 compared to a $64,000 decrease in the fair value of mortgage servicing rights for the comparable period in 2014. Origination fees on sold loans increased $40,000 for the period ended September 30, 2015 due to higher secondary market activity over the comparable period in 2014. Deposit fees, ATM surcharges and debit fee income increased $10,000, or 17.8%.

Non-Interest Expense. Non-interest expense increased $687,000, or 22.0%, to $3.8 million for the nine months ended September 30, 2015 compared to $3.1 million for the nine months ended September 30, 2014. The increase was due primarily to a $305,000, or 18.9%, increase in salary and employee benefits to $1.9 million in the nine months of 2015 from $1.6 million for the comparable nine months in 2014 caused by increased commissions paid to loan officers, staffing demands, normal salary increases and an increase in the cost of medical insurance. Data processing expense increased $54,000, or 17.7%, to $357,000 during the nine months ended September 30, 2015 from $303,000 for the nine months ended September 30, 2014. The increase was due to bank growth and the additional electronic banking enhancements. Other non-interest expense increased $45,000, or 15.3%, to $336,000 during the nine months of 2015 from $292,000 for the comparable nine months in 2014 due primarily to increased costs related to the lending function. Loan costs increased $148,000, or 138%, to $256,000 compared to $108,000 for the comparable period in 2014.

Federal Income Taxes. Federal income taxes increased $59,000 due to increased net income for the nine months ended September 30, 2015.

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

	For the Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$113,708	$3,612	4.24%	$104,772	$3,534	4.50%
Securities	3,058	22	0.96	3,803	38	1.33
Other (1)	1,217	26	2.85	1,814	29	2.13

Total interest-earning assets	117,983	3,660	4.14	110,389	3,601	4.35
Non-interest-earning assets	17,550			15,288

Total assets	$135,533			$125,677

Interest-bearing liabilities:
Savings	$23,291	$17	0.10	$21,722	$14	0.09
Interest-bearing demand	3,942	29	0.98	2,882	8	0.37
Certificates of deposit	64,588	681	1.41	60,297	629	1.39

Total deposits	91,821	727	1.06	84,901	651	1.02
Borrowings	20,769	231	1.48	19,353	369	2.54

Total interest-bearing liabilities	112,590	958	1.13	104,254	1,020	1.30
Non-interest-bearing Demand	9,173			7,368
Other non-interest-bearing liabilities	2,107			1,968

Total non-interest-bearing liabilities	11,280			9,336
Total equity	11,663			12,087

Total liabilities and total equity	$135,533			$125,677

Net interest income		$2,702			$2,581

Net interest rate spread (2)			3.01%			3.05%
Net interest-earning assets (3)	$5,393			$6,135

Net interest margin (4)			3.05%			3.12%
Average interest-earning assets to interest-bearing liabilities			104.79%			105.88%

(1)	Consists of FHLB-Cincinnati stock, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized where appropriate.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary source of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At September 30, 2015 we had $19.6 million outstanding in advances from the FHLB. At September 30, 2015 we had the capacity to borrow an additional $17.1 million. The Bank has additional lines of credit with two commercial banks totaling $6.5 million.

While maturities and scheduled amortization of loans and securities are probable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities was $506,000 for the nine months ended September 30, 2015, and $392,000 for the period ended September 30, 2014. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $13.5 million for the nine months ended September 30, 2015, and $12.2 million for the period ended September 30, 2014. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $18.4 million for the nine months ended September 30, 2015, and $14.4 million for the period ended September 30, 2014 resulting from our strategy of borrowing at lower interest rates to fund loan originations.

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

At September 30, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $12.1 million, or 8.4% of adjusted total assets, which is above the well-capitalized required level of $7.2 million, or 5.0%; total risk-based capital of $13.4 million, or 13.5% of risk-weighted assets, which is above the well-capitalized required level of $9.9 million, or 10.0%; and common equity tier 1 risk based capital of $12.1 million, or 12.3%, of risk weighted assets, which is above the well-capitalized required level of $6.4 million, or 6.5%. At December 31, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $11.5 million, or 9.1% of adjusted total assets, which is above the well-capitalized required level of $6.3 million, or 5.0%; and total risk-based capital of $12.6 million, or 14.40% of risk-weighted assets, which is above the well-capitalized required level of $8.8 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at September 30, 2015, and December 31, 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there has been no change in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Bank is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Bank’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on March 11, 2015, as subsequently amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: November 13, 2015	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: November 13, 2015	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)