Form 10-K
period 2015-12-31
Cincinnati Bancorp
filed 2016-03-30
CIK 1635484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-55529

CINCINNATI BANCORP

(Exact name of registrant as specified in its charter)

Federal	47-4931771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6581 Harrison Avenue, Cincinnati, Ohio	45247
(Address of principal executive offices)	(Zip Code)

(513) 574-3025

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the registrant’s shares held by nonaffiliates as of June 30, 2015 (i.e., the last business day of the registrant’s most recently completed second fiscal quarter) was $-0-. (Note: The registrant did not complete its initial public offering until October 14, 2015. Based on the closing sales price of $10.00 per share reported by the OTC Markets Group, Inc. on October 15, 2015, the first day of trading in the registrant’s shares, the aggregate market value of the registrant’s shares held by nonaffiliates was $5,665,940. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by CF Mutual Holding Company, by the directors and executive officers of the registrant and by the Cincinnati Federal Employee Stock Ownership Plan.).

The number of outstanding shares of the registrant’s common stock as of March 16, 2016 was 1,719,250, of which 945,587 shares were owned by CF Mutual Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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

Because of these and other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

PART I

ITEM 1.	BUSINESS

General

Cincinnati Bancorp (the “Company”) is a federally-chartered corporation that was incorporated in October 2015 to be the mid-tier stock holding company for Cincinnati Federal in connection with the mutual holding company reorganization of Cincinnati Federal. The reorganization was completed on October 14, 2015. Cincinnati Bancorp sold a total of 773,663 shares of common stock at $10.00 per share in the related offering and issued 945,587 shares to CF Mutual Holding Company. CF Mutual Holding Company is a federally chartered mutual holding company formed in October 2015 to become the mutual holding company of Cincinnati Bancorp in connection with the mutual holding company reorganization of Cincinnati Federal. As a mutual non-stock holding company, CF Mutual Holding Company has as its members all holders of the deposit accounts at Cincinnati Federal, and certain borrowers of Cincinnati Federal as of January 21, 2015 for so long as such borrowings remain in existence. As a mutual holding company, CF Mutual Holding Company is required by law to own a majority of the voting stock of Cincinnati Bancorp. CF Mutual Holding Company is not currently, and at no time has been, an operating company.

As a result of the offering, as of December 31, 2015, Cincinnati Bancorp had 1,719,250 shares outstanding and a market capitalization of approximately $6.9 million. Net proceeds from the offering were approximately $6.3 million.

The executive offices of Cincinnati Bancorp are located at 6581 Harrison Avenue, Cincinnati, Ohio 45247, and the telephone number is (513) 574-3025. Our website address is www.cincinnatifederal.com. Information on our website should not be considered a part of this annual report.

Cincinnati Bancorp is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At December 31, 2015, we had total assets of $142.2 million, total deposits of $103.0 million and total equity of $17.6 million. We recorded net income of $560,000 for the year ended December 31, 2015.

Cincinnati Federal is a federal savings bank headquartered in Cincinnati, Ohio. Cincinnati Federal was originally chartered in 1922 as an Ohio chartered mutual savings and loan association under the name Library Savings and Loan. In 1935, we converted to a federal charter and changed our name to “Cincinnati Federal Savings and Loan Association.” During October 2015 in connection with the reorganization and offering, we changed our name to “Cincinnati Federal.” Over the years, we have grown internally and we have also acquired a total of four mutual savings institutions, with our most recent acquisition occurring in 2007.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, nonresidential real estate and multi-family loans, home equity loans and lines of credit, and construction and land loans. We also invest in securities, which consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. We utilize advances from the Federal Home Loan Bank of Cincinnati (the “FHLB-Cincinnati”) for asset/liability management purposes and for additional funding for our operations. At December 31, 2015, we had $18.8 million in advances outstanding with the FHLB-Cincinnati.

Cincinnati Federal also operates an active mortgage banking unit with six mortgage loan officers, which originates loans both for sale into the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $1.6 million for the fiscal year ended December 31, 2015.

Cincinnati Federal is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency.

Market Area

We conduct our operations from our main office and three branch offices in Cincinnati, Ohio, which are located in Hamilton County, Ohio. Hamilton County, Ohio represents our primary geographic market area for loans and deposits with our remaining business operations conducted in the larger Cincinnati metropolitan area which includes Warren, Butler and Clermont Counties. We also conduct a moderate level of business in the northern Kentucky region and make loans secured by properties in Campbell, Kenton and Boone Counties, Kentucky, as well as Dearborn County, Indiana. We will, on occasion, make loans secured by properties located outside of our primary market. The local economy is diversified with services, trade and manufacturing employment being the most prominent employment sectors in Hamilton County. Hamilton County is primarily a developed and urban county. The employment base is diversified and there is no dependence on one area of the economy for continued employment. Major employers in the market include The Kroger Co., Catholic Healthcare Partners, The Procter & Gamble Company, Cincinnati Children’s Hospital, General Electric, city and county governments and the University of Cincinnati. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment.

Hamilton County and Cincinnati have generally experienced a declining population since the 1990 census while the other counties in which we conduct business experienced population growth. The population decline in both Hamilton County and the City of Cincinnati results from other counties and northern Kentucky being more successful in attracting new and existing businesses to locate within their areas through economic incentives, including less expensive real estate options for office facilities. Individuals are moving to these other areas to be closer to their place of employment, for newer, less expensive housing and more suburban neighborhoods.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer and finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2015, based on the most recent available FDIC data, our market share of deposits represented 0.14% of FDIC-insured deposits in Hamilton County, ranking us 15th in deposit market share. This data does not include deposits held by credit unions.

Lending Activities

General. Our principal lending activity is originating one- to four-family residential real estate loans and, to a lesser extent, nonresidential real estate and multi-family loans, home equity loans and lines of credit, and construction and land loans. To a much lesser extent, we also originate commercial business loans and consumer loans. Subject to market conditions and our asset-liability analysis, we expect to increase our focus on nonresidential real estate and multi-family loans in an effort to diversify our overall loan portfolio and increase the overall yield earned on our loans. We also originate for sale and sell the majority of the fixed-rate one- to four-family residential real estate loans that we originate with terms of greater than 10 years, on both a servicing-retained and servicing-released, limited or no recourse basis, while retaining shorter-term fixed-rate and generally all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio. Loans are sold primarily to FHLB-Cincinnati, Freddie Mac or to private sector third party buyers.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)		(Dollars in thousands)

Real estate loans:
One- to four-family residential: (1)
Owner occupied	$66,749	54.97%	$57,535	54.04%
Non-owner occupied	11,954	9.85	13,072	12.28
Nonresidential	12,218	10.06	11,347	10.66
Multi-family	16,525	13.61	12,932	12.15
Home equity lines of credit	10,439	8.60	9,345	8.78
Construction and land	3,111	2.56	1,847	1.73
Total real estate	120,996	99.65	106,078	99.64
Commercial loans	403	0.33	345	0.32
Consumer loans	22	0.02	38	0.04
Total loans	121,421	100.00%	106,461	100.00%
Less:
Deferred loan fees	(392)		(283)
Allowance for losses	1,367		1,350
Undisbursed loan proceeds	666		907
Total loans, net	$119,780		$104,487

(1)	Includes $2.6 million and $2.9 million of home equity loans at December 31, 2015 and December 31, 2014, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2015	One- to Four- Family Residential Real Estate	Nonresidential Real Estate	Multi-Family Real Estate	Construction and Land
	(In thousands)

Amounts due in:
2016	$174	$335	$113	$-
2017	269	173	55	-
2018	530	66	33	462
2019-2020	1,629	588	494	88
2021-2025	10,062	1,623	3,544	-
2026-2030	7,735	2.869	3,777	-
2031 and beyond	58,304	6,564	8,509	2,561
Total	$78,703	$12,218	$16,525	$3,111

December 31, 2015	Home Equity Lines of Credit	Commercial	Consumer	Total
	(In thousands)

Amounts due in:
2016	$1,575	$-	$-	$2,197
2017	554	-	3	1,054
2018	129	-	10	1,230
2019-2020	1,898	92	-	4,789
2021-2025	6,213	267	9	21,718
2026-2030	70	-	-	14,451
2031 and beyond	-	44	-	75,982
Total	$10,439	$403	$22	$121,421

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$29,535	$48,994	$78,529
Nonresidential	3,380	8,503	11,883
Multi-family	2,067	14,345	16,412
Home equity lines of credit	-	8,864	8,864
Construction and land	-	3,111	3,111
Total real estate	34,982	83,817	118,799
Commercial loans	331	72	403
Consumer loans	9	13	22
Total loans	$35,322	$83,902	$119,224

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Cincinnati Federal is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Cincinnati Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2015, based on the 15% limitation, Cincinnati Federal’s loans-to-one-borrower limit was approximately $1.9 million. On the same date, Cincinnati Federal had no borrowers with outstanding balances in excess of this amount. At December 31, 2015, our largest loan relationship with one borrower was for approximately $1.5 million, secured by a multi-family property, and was performing in accordance with its original terms on that date.

Our lending is subject to written underwriting standards and origination procedures. Decisions on loan applications are made on the basis of detailed applications submitted by the prospective borrower, credit histories that we obtain, and property valuations (consistent with our appraisal policy) prepared by outside independent licensed appraisers approved by our board of directors as well as internal evaluations, where permitted by regulations. The loan applications are designed primarily to determine the borrower’s ability to repay the requested loan, and the more significant items on the application are verified through use of credit reports, bank statements and tax returns. We generally follow underwriting procedures that are consistent with Freddie Mac underwriting guidelines.

Under our loan policy, the loan underwriter of an application is responsible for ensuring proposals and approval of any extensions of credit are in compliance with internal policies and procedures and applicable laws and regulations, and for establishing and maintaining credit files and documentation sufficient to support the loan and to perfect any collateral position. Loans originated for sale may be approved by any loan underwriter, if the loan conforms to the underwriting guidelines established by the investor to whom the loan will be sold.

Loans to be held in our portfolio may not be approved solely by an underwriter, and generally require review and approval by our Chief Lending Officer, members of the loan committee or the board of directors. All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. For one- to four-family owner-occupied real estate loans, our Chief Lending Officer, any two members of the loan committee or any one loan committee member and one underwriter are authorized to approve loans up to $417,000 in the aggregate.

For one- to four-family owner-occupied real estate, non-owner occupied one- to four-family owner-occupied real estate, commercial real estate, undeveloped lots or employee loans, any three members of the loan committee are authorized to approve up to $750,000 in the aggregate. The entire loan committee may approve loans up to $1,000,000 in the aggregate. For aggregate loans in excess of $1,000,000, approval of the board of directors is required.

For all other loans, our Chief Lending Officer or any two members of the loan committee are authorized to approve aggregate loans up to $50,000, with three loan committee members able to approve aggregate loans up to $250,000. As above, the approval of the full loan committee is required for loans up to $1,000,000 and approval of the board of directors is required for loans in excess of $1,000,000.

Generally, we require title insurance or abstracts on our mortgage loans as well as fire and extended coverage casualty insurance in amounts at least equal to the principal amount of the loan or the value of improvements on the property, depending on the type of loan.

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2015, we had $78.7 million of loans secured by one- to four-family real estate, representing 64.8% of our total loan portfolio. We originate both fixed- and adjustable-rate residential mortgage loans. At December 31, 2015, the one- to four-family residential mortgage loans held in our portfolio were comprised of 37.6% fixed-rate loans, and 62.4% adjustable-rate loans.

Prior to 2010, we engaged in significant non-owner occupied one- to four-family real estate lending. Many of these loans were made to investors who owned a number of rental properties, and which did not provide sufficient rental cash flows to service the repayment of the loans.There is a greater credit risk inherent in non-owner occupied properties, than in owner occupied properties since, like nonresidential real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. Beginning with the economic downturn that began in 2008, we experienced higher levels of delinquencies and charge-offs in our non-owner occupied residential loan portfolio. Our management took steps to reduce our delinquent and non-performing assets in this portfolio, and to reduce this type of lending. See “—Delinquencies and Non-Performing Assets” below. As a result of these efforts, the amount of our non-owner occupied one- to four-family residential real estate loans has decreased in recent years. At December 31, 2015, we had $12.0 million of such loans.

We currently originate a small number of non-owner occupied residential loans. Non-owner occupied loans as a percentage of total loans has dropped from 12.3% at December 31, 2014 to 9.9% at December 31, 2015. We impose strict underwriting guidelines in the origination of such loans, including a maximum number of loans to the same borrower, local residency, and no prior bankruptcies and/or foreclosures. Properties securing non-owner occupied loans must be within 50 miles of a Cincinnati Federal branch office. We also generally limit loans on non-owner occupied properties to borrowers with no more than ten total rental properties as a way to mitigate the risks involved in lending to professional property investors.

Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA, VA and Rural Housing Development loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. We use an underwriter with expertise in FHA/VA lending. With the exception of four residential loans totaling $628,000 at December 31, 2015, all of our one- to four-family residential real estate loans are secured by properties located in our market area.

We generally limit the loan-to-value ratios of our owner-occupied one- to four-family residential mortgage loans to 85% of the purchase price or appraised value, whichever is lower. In addition, we may make one- to four-family residential mortgage loans with loan-to-value ratios up to 95% of the purchase price or appraised value, whichever is less, if the borrower obtains private mortgage insurance. Non-owner occupied one- to four-family residential mortgage loans are limited to an 80% loan-to-value ratio.

Our one- to four-family residential real estate loans typically have terms of up to 30 years, with non-owner occupied loans limited to a maximum term of 25 years. Our adjustable-rate one- to four-family residential real estate loans generally have fixed rates for initial terms of three, five or seven years, and adjust annually thereafter at a margin. In recent years, this margin has been between 2.75% and 3.25% over the weekly average yield on U.S. treasury securities adjusted to a constant maturity of one year. The maximum amount by which the interest rate may be increased or decreased is generally 2% per adjustment period and the lifetime interest rate cap is generally 6% over the initial interest rate of the loan.

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to five years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

We also originate home equity lines of credit and fixed-term home equity loans. See “—Home Equity Loans and Lines of Credit.”

We do not offer “interest only” mortgage loans on permanent one- to four-family residential real estate loans (where the borrower pays interest for an initial period, after which the loan converts to a fully amortizing loan). We also do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. We do not offer “subprime loans” on one- to four-family residential real estate loans (i.e., generally loans with credit scores less than 660), except for loans originated for sale in the secondary market.

We currently offer a special residential mortgage program with preferred loan terms to new and existing medical physicians. This program includes (i) preferred treatment of new physician income with regard to positions offered or recently begun and (ii) mortgage loans with a loan-to-value ratio up to 95% to 100% without the need to obtain mortgage insurance for loans up to $600,000. Doctors licensed for at least one year or self-employed for at least two years may receive mortgage loans with loan-to-value ratios up to 90 to 100% without the need to obtain mortgage insurance for loans up to $700,000 and 85% for loans greater than $700,000. The portfolio of loans originated under this program is $1.7 million as of December 31, 2015.

Nonresidential Real Estate and Multi-Family Lending. In recent years, we have sought to increase our nonresidential real estate and multi-family loans. Our nonresidential real estate loans are secured primarily by office buildings, retail and mixed-use properties, and light industrial properties located in our primary market area. Our multi-family loans are secured primarily by apartment buildings. At December 31, 2015, we had $12.2 million in nonresidential real estate loans and $16.5 million in multi-family real estate loans, representing 10.1% and 13.6% of our total loan portfolio, respectively.

Most of our nonresidential and multi-family real estate loans have a maximum term of up to 25 years. The interest rates on nonresidential real estate and multi-family loans are generally fixed for an initial period of three, five or seven years and adjust annually thereafter based on the One Year Treasury Rate. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75% while multi-family real estate loans have a maximum loan-to-value ratio of 80%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At December 31, 2015, our largest nonresidential real estate loan totaled $1.0 million and was secured by an office building. At that date, our largest multi-family real estate loan totaled $1.5 million and was secured by an apartment building. At December 31, 2015, both of these loans were performing in accordance with their original terms. Set forth below is information regarding our nonresidential real estate loans at December 31, 2015.

Type of Collateral	Number of Loans	Balance
		(Dollars in thousands)

General commercial	23	$4,212
Industrial/warehouse	9	2,278
Retail/wholesale	12	2,918
Mobile home park	1	389
Service/professional	11	2,421
Total	56	$12,218

We consider a number of factors in originating nonresidential and multi-family real estate loans. We evaluate the qualifications and financial condition of the borrower, including credit history, profitability and expertise, as well as the value and condition of the property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service and depreciation, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service). All nonresidential real estate and multi-family loans are appraised by outside independent appraisers approved by the board of directors. Personal guarantees are generally obtained from the principals of nonresidential and multi-family real estate borrowers.

Loans secured by nonresidential and multi-family real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Repayment of nonresidential real estate loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2015, we had no non-performing nonresidential real estate loans or multi-family loans.

Construction Lending and Land Loans. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2015, our construction loans, including land loans, totaled $3.1 million, representing 2.6% of our total loan portfolio.

Loans to individuals for the construction of their residences are typically originated as construction/permanent loans, with a construction phase for up to 12 months. Upon completion of the construction phase, the loan automatically becomes a permanent loan. These construction loans have rates and terms comparable to one- to four-family residential loans offered by us. During the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied single-family construction loans is generally 80%, or higher if mortgage insurance is obtained. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. Land loans are generally offered for terms of up to 5 years. The maximum loan-to-value ratio of land loans is 65% for developed lots and 50% for undeveloped land loans.

At December 31, 2015, our largest outstanding residential construction loan was for $442,000 of which $301,000 was outstanding. This loan was performing according to its original terms at December 31, 2015. At December 31, 2015, there were no residential construction loans that were 60 days or more delinquent.

Loans to builders for the construction of pre-sold and market (not pre-sold) homes typically run for up to 24 months. These construction loans have rates and terms comparable to one- to four-family residential loans offered by us. The maximum loan-to-value ratio of pre-sold builder construction loans is generally 80%, and this ratio is reduced to 65% on market homes. Construction loans to builders require that financial statements and tax returns be supplied and reviewed annually. Additionally, we limit construction loans to builders to no more than two loans on market homes in one development at a time or more than one loan per builder at a time.

Loans for the construction of nonresidential or multi-family properties typically run for up to 18 months. These construction loans have rates and terms comparable to nonresidential real estate loans offered by us. The maximum loan-to-value ratio of nonresidential or multi-family construction loans is generally 75%. Nonresidential real estate construction loans also have a 50% pre-leasing requirement. No such requirement is placed on multi-family construction loans.

At December 31, 2015, our largest outstanding nonresidential or multi-family construction loan was a 50% participation interest in a construction loan for an apartment building. Our outstanding portion of the participation loan was $1.5 million at December 31, 2015. This loan was performing in accordance with its original terms at December 31, 2015.

The application process for a construction loan includes a submission to Cincinnati Federal of accurate plans, specifications and costs of the project to be constructed or developed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value and/or the cost of construction (land plus building). Our construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Outside independent licensed appraisers inspect the progress of the construction of the dwelling before disbursements are made.

Construction and land lending generally are made for relatively short terms. However, to the extent our construction loans are not made to owner-occupants of single-family homes, they are more vulnerable to changes in economic conditions and the concentration of credit with a limited number of borrowers. Further, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value which is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage.

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan-to-value ratio (including senior liens on the collateral property) of 90% if the first mortgage is originated by Cincinnati Federal and 85% if the first mortgage is not originated by Cincinnati Federal. We currently offer home equity lines of credit for a period of ten years, and generally at rates tied to the prevailing prime interest rate. We also offer home equity lines of credit on non-owner occupied properties, where the first mortgage is also originated by us, with a maximum loan-to-value ratio of 50% for a maximum term of two years. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans. At December 31, 2015, we had $10.4 million of home equity lines of credit and $2.6 million of fixed-term home equity loans, representing 8.6 % and 2.1% of our total loan portfolio, respectively. At December 31, 2015, we had no home equity line of credit that was 60 days or more delinquent.

Home equity lines of credit and fixed-term home equity loans have greater risk than one- to four-family residential real estate loans secured by first mortgages. Our interest is generally subordinated to the interest of the institution holding the first mortgage. Even where we hold the first mortgage, we face the risk that the value of the collateral may not be sufficient to compensate us for the amount of the unpaid loan and costs of foreclosure and we may be unsuccessful in recovering the remaining balance from those customers.

Commercial Business Loans. We have generally conducted very limited commercial business lending. Recently, the board of directors authorized management to purchase up to $500,000 in commercial business loans from an unaffiliated commercial lender specializing in loans to physicians and other professionals in the medical field. These are installment loans amortizing over seven years and carry higher interest rates than traditional residential loans. These loans may be secured by liens on non-real estate business assets. These loans are often used for working capital, debt consolidation, equipment and other general business purposes. The loans to be purchased must be reviewed and found to be consistent with our loan policy and underwriting guidelines. As of December 31, 2015, we had acquired such loans in the aggregate amount of $287,000 or 0.2% of the loan portfolio. At December 31, 2015, all four loans were performing in accordance with their original terms.

Consumer Lending. To date, our consumer lending apart from home equity loans and lines of credit has been limited. At December 31, 2015, we had $22,000 of consumer loans outstanding, representing less than 0.02% of our total loan portfolio. Of these loans, $7,000 was secured by deposits at Cincinnati Federal. At December 31, 2015, we had one automobile loan for $6,000 and one unsecured personal loan for $9,000.

Originations, Purchases and Sales of Loans

Lending activities are conducted primarily by our salaried loan personnel operating at our main and branch office locations and by our loan officers. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both fixed- and adjustable-rate loans. Our ability to originate fixed- or adjustable-rate loans is dependent upon relative customer demand for such loans, which is affected by current and expected future levels of market interest rates. We originate real estate and other loans through our loan officers, marketing efforts, our customer base, walk-in customers and referrals from real estate brokers, builders and attorneys.

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we originate for sale and sell the majority of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 10 years, on a combination of servicing-retained and servicing-released, limited or no recourse basis, while generally retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.  Additionally, we consider the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2015, we had $2.4 million in loans held for sale.

From time to time, we may purchase or sell participation interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2015 and December 31, 2014, we had $1.8 million and $1.5 million in loan participation interests that we purchased. At those dates, we had $3.0 million and $1.9 million in loan participation interests sold.

In late 2014, we sold $3.9 million of recently originated adjustable rate one- to four-family residential loans as part of a balance sheet restructuring transaction, which included the prepayment of certain FHLB-Cincinnati advances. We incurred prepayment penalties of $714,000 with the prepayment of the FHLB-Cincinnati advances.

Historically, we generally do not purchase whole loans or loan participations from third parties to supplement our loan production. Recently, however, we did purchase several loans from a commercial lender specializing in loans to physicians and other professional in the medical field. We may purchase additional loans from that lender in the future. See “—Commercial Business Loans.”

We generally sell our loans without recourse, except for customary representations and warranties provided in sales transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended December 31, 2015 and 2014, we sold $56.4 million and $42.0 million, respectively, of mortgage loans. Some of the mortgage loans were sold on a servicing-released basis, and we retained servicing on certain of these loans. At December 31, 2015, we serviced $59.4 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2015	2014
	(In thousands)

Total loans at beginning of period	$106,461	$97,985

Loans originated:
Real estate loans:
One- to four-family residential:
Owner occupied	77,589	62,379
Non-owner occupied	599	1,676
Nonresidential	4,180	50
Multi-family	3,499	5,500
Home equity lines of credit	5,326	3,772
Construction and land	2,039	1,077
Total real estate	93,232	74,454
Commercial loans	242	—
Consumer loans	50	—
Total loans	93,524	74,454

Loans purchased:
Real estate loans:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	1,501	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	1,501	—
Commercial loans	135	323
Consumer loans	—	—
Total loans	1,636	323

Loans sold:
Real estate loans:
One- to four-family residential:
Owner occupied	56,355	40,311
Non-owner occupied	—	125
Nonresidential	1,040	—
Multi-family	—	790
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	57,395	41,226
Commercial loans	—	—
Consumer loans	—	—
Total loans	57,395	41,226

Principal repayments and other	22,805	25,075

Net loan activity	14,960	8,476
Total loans at end of period	$121,421	$106,461

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a loan payment becomes 20 days past due, we contact the customer by mailing a late notice. If a loan payment becomes 30 days past due, we mail a “right to cure” letter to the borrower and any co-makers and endorsers. If a loan payment becomes 90 days past due (or a borrower misses three consecutive payments, whichever occurs first), we send a demand letter and generally cease accruing interest. It is our policy to institute legal procedures for collection or foreclosure when a loan becomes 90 days past due, unless management determines that it is in the best interest of Cincinnati Federal to work further with the borrower to arrange a workout plan. From time to time we may accept deeds in lieu of foreclosure.

When we acquire real estate as a result of foreclosure, the real estate is classified as real estate owned.  The real estate owned is recorded at the lower of carrying amount or fair value, less estimated costs to sell. Soon after acquisition, we order a new appraisal to determine the current market value of the property. Any excess of the recorded value of the loan satisfied over the market value of the property is charged against the allowance for loan losses, or, if the existing allowance is inadequate, charged to expense of the current period. After acquisition, all costs incurred in maintaining the property are expensed.  Costs relating to the development and improvement of the property, however, are capitalized to the extent of estimated fair value less estimated costs to sell.

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2015			2014
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential	$164	$160	$11	$59	$—	$339
Nonresidential	—	—	—	—	—	—
Multi-family	—	—	—	—	—	394
Home equity lines of credit	592	—	—	—	62	—
Construction and land	—	—	—	—	—	—
Total real estate	756	160	11	59	62	733
Commercial loans	—	—	—	—	—	—
Consumer loans	—	7	—	9	—	—
Total	$756	$167	$11	$68	$62	$733

Classified Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered by the Office of the Comptroller of the Currency to be of lesser quality, as “substandard,” “doubtful” or “loss.” An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated as “special mention” by our management.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances in an amount deemed prudent by management to cover probable accrued losses. General allowances represent loss allowances which have been established to cover probable accrued losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the regulatory authorities, which may require the establishment of additional general or specific loss allowances.

In connection with the filing of our periodic reports with the Office of the Comptroller of the Currency and in accordance with our classification of assets policy, we regularly review the problem loans in our portfolio to determine whether any loans require classification in accordance with applicable regulations.

On the basis of this review of our assets, our classified or special mention assets (presented gross of allowance) at the dates indicated were as follows:

	At December 31,
	2015	2014
	(In thousands)
Special mention assets	$1,910	$5,531
Substandard assets	3,298	3,283
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$5,208	$8,814

Non-Performing Assets. We generally cease accruing interest on our loans when contractual payments of principal or interest have become 90 days delinquent unless the loan is well-secured and in the process of collection. Loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until the loans qualifies for return to accrual. Generally, loans are restored to accrual status when all the principal and interest amounts contractually due are brought current, and future payments are reasonably assured. Loans are moved to non-accrual status in accordance with our policy, which is typically after 90 days of non-payment.

The following table sets forth information regarding our non-performing assets and troubled debt restructurings. Troubled debt restructurings include loans for which either a portion of interest or principal has been forgiven, or loans modified at interest rates materially less than current market rates.

At December 31,
	2015	2014
(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$11	$281
Non-owner occupied	—	58
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	11	339
Commercial loans	—	—
Consumer loans	—	—
Total non-accrual loans	11	339
Non-accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	394
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	394
Commercial loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	—	394

Total non-accrual loans	11	733
Real estate owned:
One- to four-family residential:
Owner occupied	30	116
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	140
Construction and land	—	—
Other	—	—
Total real estate owned	30	256

Total non-performing assets	$41	$989

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential:
Owner occupied	$—	$—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	—
Commercial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	$—	$—

	At December 31,
	2015	2014
	(Dollars in thousands)

Accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$58	$27
Non-owner occupied	571	586
Nonresidential	—	188
Multi-family	651	267
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	1,280	1,068
Commercial loans	—	—
Consumer loans	—	—
Total accruing troubled debt restructured loans	$1,280	$1,068
Total non-performing assets and accruing troubled debt restructured loans	$1,321	$2,057
Total non-performing loans to total loans	0.01%	0.69%
Total non-performing assets to total assets	0.03%	0.79%
Total non-performing assets and accruing troubled debt restructured loans to total assets	0.93%	1.64%

Other than $2.0 million and $1.5 million of loans designated as substandard, there were no other loans at December 31, 2015 and December 31, 2014, respectively, that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded for the years ended December 31, 2015 and 2014 had nonaccruing loans been current according to their original terms amounted to $425 and $33,000, respectively. We recognized $0 and $12,000 of interest income for these loans for the years ended December 31, 2015 and 2014, respectively. For the years ended December 31, 2015 and 2014, interest income that would have been recorded had our non-accruing troubled debt restructurings and non-accruing loans been on accrual status was $0 and $18,645, respectively. As of December 31, 2015 and 2014, all troubled debt restructurings were performing in accordance with their restructured terms.

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2015, we had 15 loans totaling $1.3 million that were classified as troubled debt restructurings. At that date, all troubled debt restructurings were performing in accordance with their modified terms.

Allowance for Loan Losses

Analysis and Determination of the Allowance for Loan Losses. Our allowance for loan losses is the amount considered necessary to reflect probable incurred losses in our loan portfolio. We evaluate the need to establish allowances against losses on loans on a quarterly basis. When additional allowances are necessary, a provision for loan losses is charged to earnings.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of two key elements: (1) specific allowances for identified impaired loans; and (2) a general valuation allowance on the remainder of the loan portfolio. Although we determine the amount of each element of the allowance separately, the entire allowance for loan losses is available for the entire portfolio.

We identify loans that may need to be charged off as a loss by reviewing all delinquent loans, classified loans, and other loans about which management may have concerns about collectability. For individually reviewed loans, the borrower’s inability to make payments under the terms of the loan as well as the shortfall in collateral value could result in our charging off the loan or the portion of the loan that was impaired.

Among other factors, we consider current general economic conditions, including current housing price depreciation, in determining the appropriateness of the allowance for loan losses for our residential real estate portfolio. We use evidence obtained from our own loan portfolio as well as published housing data on our local markets from third party sources we believe to be reliable as a basis for assumptions about the impact of housing depreciation.

Substantially all of our loans are secured by collateral. Loans 90 days past due and other classified loans are evaluated for impairment and general or specific allowances are established. Typically for a nonperforming real estate loan in the process of collection, the value of the underlying collateral is estimated using either the original independent appraisal, adjusted for current economic conditions and other factors, or a new independent appraisal, or evaluation and related general or specific allowances for loan losses are adjusted on a quarterly basis. If a nonperforming real estate loan is in the process of foreclosure and/or there are serious doubts about further collectability of principal or interest, and there is uncertainty about the value of the underlying collateral, we will order a new independent appraisal or evaluation if it has not already been obtained. Any shortfall would result in immediately charging off the portion of the loan that was impaired.

Specific Allowances for Identified Problem Loans. We establish a specific allowance when loans are determined to be impaired. Loss is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral less estimated selling expenses. Factors in identifying a specific problem loan include: (1) the strength of the customer’s personal or business cash flows; (2) the availability of other sources of repayment; (3) the amount due or past due; (4) the type and value of collateral; (5) the strength of our collateral position; (6) the estimated cost to sell the collateral; and (7) the borrower’s effort to cure the delinquency. In addition, for loans secured by real estate, we consider the extent of any past due and unpaid property taxes applicable to the property serving as collateral on the mortgage.

General Valuation Allowance on the Remainder of the Loan Portfolio. We establish a general allowance for loans that are not classified as impaired to recognize the probable incurred losses associated with lending activities, but which, unlike specific allowances, has not been allocated to particular problem assets. This general valuation allowance is determined by segregating the loans by loan category and assigning allowance percentages based on our historical loss experience, delinquency trends and management’s evaluation of the collectability of the loan portfolio. The allowance may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. These significant factors may include changes in lending policies and procedures, changes in existing general economic and business conditions affecting our primary market area, credit quality trends, collateral value, loan volumes and concentrations, seasoning of the loan portfolio, recent loss experience in particular segments of the portfolio, duration of the current business cycle and bank regulatory examination results. The applied loss factors are re-evaluated quarterly to ensure their relevance in the current real estate environment.

As an integral part of their examination process, the Office of the Comptroller of the Currency will periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2015	2014
	(Dollars in thousands)

Allowance at beginning of period	$1,350	$977
Provision for loan losses	26	773
Charge offs:
Real estate loans:
One- to four-family residential	28	426
Nonresidential	—	50
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	28	476
Commercial loans	—	—
Consumer loans	—	—
Total charge-offs	28	476

Recoveries:
Real estate loans:
One- to four-family residential	19	16
Nonresidential	—	52
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	8
Total real estate	19	76
Commercial loans	—	—
Consumer loans	—	—
Total recoveries	19	76

Net (charge-offs) recoveries	(9)	(400)

Allowance at end of period	$1,367	$1,350

Allowance to non-performing loans	8,041.18%	184.17%
Allowance to total loans outstanding at the end of the period	1.13%	1.27%
Net (charge-offs) recoveries to average loans outstanding during the period	(0.01)%	(0.38)%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential:
Owner occupied	$382	54 .97%	$281	54.04%
Non-owner occupied	333	9.85	415	12.28
Nonresidential	196	10.06	215	10.66
Multi-family	112	13.61	144	12.15
Home equity lines of credit	291	8.60	263	8.78
Construction and land	44	2.56	24	1.73
Total real estate	1,358	99.65	1,342	99.64
Commercial loans	8	0.33	7	0.32
Consumer loans	1	0.02	1	0.04
Total allocated allowance	1,367	100.00%	1,350	100.00%
Unallocated	—		—
Total	$1,367		$1,350

At December 31, 2015, our allowance for loan losses represented 1.13% of total loans and 8,041.18% of nonperforming loans. Nonperforming loans decreased from $989,000 at December 31, 2014 to $41,000 at December 31, 2015. At December 31, 2014, our allowance for loan losses represented 1.27% of total loans and 184.17% of nonperforming loans. The allowance for loan losses was $1.4 million at December 31, 2015 and December 31, 2014. There were $10,000 and $400,000 in net loan charge-offs during the years ended December 31, 2015 and 2014, respectively.

Although we believe that we use the best information available to establish the allowance for loan losses, future adjustments to the allowance for loan losses may be necessary and results of operations could be adversely affected if circumstances differ substantially from the assumptions used in making the determinations. Furthermore, while we believe we have established our allowance for loan losses in conformity with accounting principles generally accepted in the United States of America, regulators, in reviewing our loan portfolio, may request us to increase our allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, the existing allowance for loan losses may not be adequate and increases may be necessary should the quality of any loan deteriorate as a result of the factors discussed above. Any material increase in the allowance for loan losses may adversely affect our financial condition and results of operations.

Investment Activities

General. The goals of our investment policy are to provide and maintain liquidity to meet day-to-day, cyclical and long-term liquidity needs, to help mitigate interest rate and market risk within the parameters of our interest rate risk policy, and to generate a dependable flow of earnings within the context of our interest rate and credit risk objectives. Subject to loan demand and our interest rate risk analysis, we will increase the balance of our investment securities portfolio when we have excess liquidity. We expect to initially invest a substantial portion of the proceeds of the offering in short-term and other investments, including U.S. government securities.

Our investment policy was adopted by the board of directors. The investment policy is reviewed annually by the board of directors. All investment decisions shall require the approval of at least three senior management members, one of which shall be the President or Chief Financial Officer. The Chairman of the Board is included in the senior management group for this purpose. The Chief Financial Officer provides an investment schedule detailing the investment portfolio which is reviewed at least monthly by the Bank’s asset-liability committee and the board of directors.

Our current investment policy permits, with certain limitations, investments in United States Treasury securities; securities issued by the United States Government and its agencies or government sponsored enterprises including mortgage-backed securities and collateralized mortgage obligations (“CMO”) issued by Fannie Mae, Ginnie Mae and Freddie Mac; corporate bonds and obligations; debt securities of state and municipalities; commercial paper; certificates of deposits in other financial institutions, and bank-owned life insurance.

At December 31, 2015, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises or the Federal Home Loan Bank. At December 31, 2015, we owned $888,100 of FHLB-Cincinnati stock. As a member of FHLB-Cincinnati, we are required to purchase stock in the FHLB-Cincinnati, which stock is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated, all of which consisted of pass-through mortgage-backed securities.

	At December 31,
	2015		2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)

Freddie Mac	$505	$496	$682	$677
Fannie Mae	1,990	1,997	2,679	2,694
Total	$2,495	$2,493	$3,361	$3,371

Mortgage-Backed Securities. At December 31, 2015, we had mortgage-backed securities with a carrying value of $2.5 million, which constituted our entire securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Cincinnati Federal. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are backed by either Freddie Mac or Fannie Mae, which are government-sponsored enterprises.

Residential mortgage-backed securities issued by United States Government agencies and government-sponsored enterprises are more liquid than individual mortgage loans because there is an active trading market for such securities. In addition, residential mortgage-backed securities may be used to collateralize our borrowings. Investments in residential mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Current prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2015, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Freddie Mac	$—	—%	$505	1.77%	$—	—%	$—	—%	$505	$496	1.77%
Fannie Mae	408	1.70%	1,240	1.85%	342	3.34%	—	—%	1,990	1,997	2.08%
Total	$408	1.70%	$1,745	1.83%	$342	3.34%	$—	—%	$2,495	$2,493	2.02%

Sources of Funds

General. Deposits have traditionally been our primary source of funds for use in lending and investment activities. We also may use borrowings, primarily FHLB-Cincinnati advances, to supplement cash flow needs, lengthen the maturities of liabilities for interest rate risk purposes and to manage the cost of funds. In addition, we receive funds from scheduled loan payments, investment maturities, loan prepayments, retained earnings and income on earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from our primary market area. We offer a selection of deposit accounts, including demand accounts, savings accounts, certificates of deposit and individual retirement accounts (IRAs). Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate. We do not accept brokered deposits, although we have the authority to do so.

We participate in the National CD Rateline Program as a wholesale source for certificates of deposit to supplement deposits generated through our retail banking operations. The Rateline Program provides an internet based listing service which connects financial institutions such as Cincinnati Federal with other financial institutions for jumbo certificates of deposit. Deposits obtained through the Rateline Program are not considered to be brokered deposits. At December 31, 2015, approximately $20.5 million of our certificates of deposit, representing 19.9% of our total deposits, had been obtained through the Rateline Program. At December 31, 2015, these certificates of deposit had an average term to maturity of 21 months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. We rely upon personalized customer service, long-standing relationships with customers, and the favorable image of Cincinnati Federal in the community to attract and retain deposits. We recently implemented a fully functional electronic banking platform, including mobile app and on-line bill pay, as a service to our deposit customers.

The flow of deposits is influenced significantly by general economic conditions, changes in interest rates and competition. Our ability to gather deposits is affected by the competitive market in which we operate, which includes numerous financial institutions of varying sizes offering a wide range of products.

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2015			2014
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Savings	$22,946	22.58%	0.09%	$22,379	24.14%	0.09%
Interest-bearing demand	4,251	4.18	0.94	2,963	3.20	0.40
Certificates of deposit	65,297	64.27	1.41	59,960	64.68	1.41
Interest-bearing deposits	92,494	91.03	1.06	85,302	92.02	1.03
Non-interest bearing demand	9,119	8.97		7,400	7.98	—
Total deposits	$101,613	100.00%	0.97	$92,702	100.00%	0.94

The following table sets forth our deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2015	2014
	(In thousands)

Beginning balance	$93,478	$84,151
Net deposits (withdrawals) before interest credited	8,924	8,746
Interest credited	613	581
Net increase (decrease) in deposits	9,537	9,327
Ending balance	$103,015	$93,478

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2015	2014
	(In thousands)
Interest Rate:
Less than 1.00%	$19,441	$25,322
1.00% to 1.99%	37,862	17,525
2.00% to 2.99%	9,396	13,742
3.00% to 3.99%	1	696
4.00% to 4.99%	50	50
5.00% to 5.99%	258	267

Total	$67,008	$57,602

The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2015
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 1.00%	$15,572	$3,506	$363	$—	$19,441	29.01%
1.00% to 1.99%	8,752	8,592	8,994	11,524	37,862	56.50
2.00% to 2.99%	5,026	285	120	3,965	9,396	14.02
3.00% to 3.99%	—	1	—	—	1	0.01
4.00% to 4.99%	—	—	—	50	50	0.07
5.00% to 5.99%	258	—	—	—	258	0.39

Total	$29,608	$12,384	$9,477	$15,539	$67,008	100.00%

The following table sets forth the maturity of our jumbo certificates of deposits ($100,000 or greater) as of December 31, 2015.

At December 31, 2015
(In thousands)

Three months or less	$2,490
Over three months through six months	4,574
Over six months through one year	8,764
Over one year to three years	14,741
Over three years	7,334

Total	$37,903

Borrowings. We may obtain advances from the FHLB-Cincinnati by pledging as security our capital stock in the FHLB-Cincinnati and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. During the past several years, we have generally used shorter term FHLB-Cincinnati advances. At December 31, 2015, we had $18.8 million of FHLB-Cincinnati advances (net of deferred prepayment penalties). Most of these advances had interest rates ranging from 0.38% to 3.12%. We sometimes use FHLB-Cincinnati advances for short-term funding needs arising from our mortgage-banking activities.

During 2014, we prepaid $6.1 million in FHLB-Cincinnati advances, and incurred a prepayment penalty of $714,000. This transaction eliminated $7,420 in monthly interest expense related to the amortization of deferred prepayment penalty expenses and eliminated the annual interest expense of $50,700 on a $1.0 million advance due in September 2020 with a rate of 5.07%.

In addition to the availability of FHLB-Cincinnati advances we also have a total of $6.5 million in lines of credit from two commercial banks. No amount was outstanding on these lines of credit at December 31, 2015.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the years indicated. All such borrowings consisted of FHLB-Cincinnati advances.

	At or For the Year Ended December 31,
	2015	2014
	(Dollars in thousands)

Balance outstanding at end of period	$18,814	$18,783
Weighted average interest rate at the end of period	1.36%	1.53%
Maximum amount of borrowings outstanding at any month end during the period	$24,066	$22,858
Average balance outstanding during the period	20,132	19,713
Weighted average interest rate during the period	1.45%	2.42%

Employees

As of December 31, 2015, we had 29 full-time employees and 13 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

Cincinnati Federal has one subsidiary. In January 2015, Cincinnati Federal received regulatory approval to form Cincinnati Federal Investment Services, LLC, a wholly owned subsidiary under Ohio law. The subsidiary was formed to offer nondeposit investment and insurance products in partnership with Infinex Investments, Inc. As of December 31, 2015, Cincinnati Federal has a $100 investment in the subsidiary. Through December 31, 2015, there was $37,000 in revenue generated by the subsidiary.

REGULATION AND SUPERVISION

General

As a savings and loan holding company, Cincinnati Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve Board. The Office of Thrift Supervision’s functions relating to savings and loan holding companies were transferred to the Federal Reserve Board on July 21, 2011 pursuant to the Dodd-Frank Act regulatory restructuring. Cincinnati Bancorp is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

As a federal savings association, Cincinnati Federal is subject to examination and regulation by the Office of the Comptroller of the Currency, and is also subject to examination by the Federal Deposit Insurance Corporation (“FDIC”) as its deposit insurer. Prior to July 21, 2011, the Office of Thrift Supervision was Cincinnati Federal’s primary federal regulator. However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which is discussed further below, eliminated the Office of Thrift Supervision and transferred the Office of Thrift Supervision’s functions relating to federal savings associations, including rulemaking authority, to the Office of the Comptroller of the Currency, effective July 21, 2011. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Cincinnati Federal may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund.

Cincinnati Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board,” which governs the reserves to be maintained against deposits and other matters. In addition, Cincinnati Federal is a member of and owns stock in the FHLB- Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. Cincinnati Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Cincinnati Federal’s loan documents.

Set forth below are certain material regulatory requirements that are applicable to Cincinnati Bancorp and Cincinnati Federal. This description of statutes and regulations is not intended to be a complete description of such statutes and regulations and their effects on Cincinnati Bancorp and Cincinnati Federal. Any change in these laws or regulations, whether by Congress or the applicable regulatory agencies, could have a material adverse impact on Cincinnati Bancorp, Cincinnati Federal and their operations.

Dodd-Frank Act

As noted above, the Dodd-Frank Act made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Cincinnati Federal, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets are still examined for compliance by their applicable bank regulators. The new legislation also weakened the federal preemption available for national banks and federal savings associations, and gave state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and noninterest bearing transaction accounts had unlimited deposit insurance through December 31, 2012. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Many provisions of the Dodd-Frank Act involve delayed effective dates and/or require implementing regulations. Their impact on operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will result in an increased regulatory burden and compliance, operating and interest expense for Cincinnati Federal and Cincinnati Bancorp.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Cincinnati Federal may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts, effective July 21, 2011. Cincinnati Federal may also establish subsidiaries that may engage in certain activities not otherwise permissible for Cincinnati Federal, including real estate investment and securities and insurance brokerage.

Capital Requirements

On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and all top-tier savings and loan holding companies.

The rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4.0% to 6.0% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property.

The rule also includes changes in what constitutes regulatory capital, some of which are subject to a two-year transition period. These changes include the phasing-out of certain instruments as qualifying capital. In addition, Tier 2 capital is no longer limited to the amount of Tier 1 capital included in total capital. Mortgage servicing rights, certain deferred tax assets and investments in unconsolidated subsidiaries over designated percentages of common stock will be required to be deducted from capital, subject to a two-year transition period. Finally, Tier 1 capital will include accumulated other comprehensive income (which includes all unrealized gains and losses on available for sale debt and equity securities), subject to a two-year transition period. Cincinnati Federal had the one-time option in the first quarter of 2015 to permanently opt out of the inclusion of accumulated other comprehensive income in its capital calculation. Cincinnati Federal elected to opt out of the inclusion of accumulated other comprehensive income in its capital calculation.

The new capital requirements also include changes in the risk-weights of assets to better reflect credit risk and other risk exposures. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and non-residential mortgage loans that are 90 day past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital; and increased risk-weights (from 0% to up to 600%) for equity exposures.

Finally, the rule limits capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule became effective for Cincinnati Federal on January 1, 2015. The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets increasing each year until fully implemented at 2.5% on January 1, 2019.

At December 31, 2015, Cincinnati Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2015, Cincinnati Federal was in compliance with the loans-to-one borrower limitations.

Qualified Thrift Lender Test. As a federal savings association, Cincinnati Federal must satisfy the qualified thrift lender, or “QTL,” test. Under the QTL test, Cincinnati Federal must maintain at least 65% of its “portfolio assets” in “qualified thrift investments” (primarily residential mortgages and related investments, including mortgage-backed securities) in at least nine months of the most recent 12-month period. “Portfolio assets” generally means total assets of a savings association, less the sum of specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

Cincinnati Federal also may satisfy the QTL test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code.

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2015, Cincinnati Federal satisfied the QTL test.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application for approval of a capital distribution if:

•	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;

•	the savings association would not be at least adequately capitalized following the distribution;

•	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or

•	the savings association is not eligible for expedited treatment of its filings.

Even if an application is not otherwise required, every savings association that is a subsidiary of a savings and loan holding company, such as Cincinnati Federal, must still file a notice with the Federal Reserve Board at least 30 days before the board of directors declares a dividend or approves a capital distribution.

A notice or application related to a capital distribution may be disapproved if:

•	the federal savings association would be undercapitalized following the distribution;

•	the proposed capital distribution raises safety and soundness concerns; or

•	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act provides that an insured depository institution shall not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All federal savings associations have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. In connection with its examination of a federal savings association, the Office of the Comptroller of the Currency is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of the Comptroller of the Currency, as well as other federal regulatory agencies and the Department of Justice.

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Cincinnati Federal received a “satisfactory” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. A federal savings association’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with an insured depository institution such as Cincinnati Federal. Cincinnati Bancorp is an affiliate of Cincinnati Federal because of its control of Cincinnati Federal. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. In addition, federal regulations prohibit a savings association from lending to any of its affiliates that are engaged in activities that are not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates. Federal regulations require savings associations to maintain detailed records of all transactions with affiliates.

Cincinnati Federal’s authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the Federal Reserve Board. Among other things, these provisions generally require that extensions of credit to insiders:

•	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and

•	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Cincinnati Federal’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Cincinnati Federal’s board of directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The Office of the Comptroller of the Currency has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the Office of the Comptroller of the Currency may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the Office of the Comptroller of the Currency that enforcement action be taken with respect to a particular savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Prompt Corrective Action Regulations. The OCC is required by law to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital.

Under the OCC’s prompt corrective action regulations, undercapitalized institutions become subject to mandatory regulatory scrutiny and limitations, which increase as capital decreases. Generally, the OCC is required to appoint a receiver or conservator for a savings bank that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the OCC within 45 days of the date that a federal savings association is deemed to have received notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company of a federal savings association that is required to submit a capital restoration plan must guarantee performance under the plan in an amount of up to the lesser of 5% of the savings association’s assets at the time it was deemed to be undercapitalized by the OCC or the amount necessary to restore the savings bank to adequately capitalized status. This guarantee remains in place until the OCC notifies the savings association that it has maintained adequately capitalized status for each of four consecutive calendar quarters. Institutions that are undercapitalized become subject to certain mandatory measures such as a restrictions on capital distributions and asset growth. The OCC may also take any one of a number of discretionary supervisory actions against undercapitalized federal savings association, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At December 31, 2015, the Bank met the capital requirements to be considered “well capitalized” under the prompt corrective action rules.

The OCC’s prompt corrective action standards changed with the new capital ratios. Under the new standards, in order to be considered well-capitalized, the Bank must have to have a common equity Tier 1 ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged), and a Tier 1 leverage ratio of 5.0% (unchanged). We have determined that the Bank is well-capitalized under these new standards as of December 31, 2015.

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC insured financial institutions such as Cincinnati Federal. Deposit accounts in Cincinnati Federal are insured by the FDIC generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution’s risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.

In February 2011, the FDIC published a final rule under the Dodd-Frank Act to reform the deposit insurance assessment system. The rule redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rule, assessments are based on an institution’s average consolidated total assets minus average tangible equity instead of total deposits. The proposed rule revised the assessment rate schedule to establish assessments ranging from 2.5 to 45 basis points.

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized FICO assessment was equal to .62 basis points of total assets less tangible capital.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of Cincinnati Federal. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Federal Home Loan Bank System. Cincinnati Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, Cincinnati Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2015, Cincinnati Federal was in compliance with this requirement. While Cincinnati Federal’s ability to borrow from the FHLB-Cincinnati provides an additional source of liquidity, Cincinnati Federal has historically not used FHLB advances to fund its operations.

Other Regulations

Interest and other charges collected or contracted for by Cincinnati Federal are subject to state usury laws and federal laws concerning interest rates. Cincinnati Federal’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Cincinnati Federal also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•	The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•	The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General. Cincinnati Bancorp and CF Mutual Holding Company are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Cincinnati Bancorp and CF Mutual Holding Company are registered with the Federal Reserve Board and be subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over Cincinnati Bancorp, CF Mutual Holding Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

Permissible Activities. Under present law, the business activities of Cincinnati Bancorp and CF Mutual Holding Company are generally limited to those activities permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act of 1956, as amended, provided certain conditions are met, or for multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, including underwriting equity securities and insurance as well as activities that are incidental to financial activities or complementary to a financial activity. A multiple savings and loan holding company is generally limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to regulatory approval, and certain additional activities authorized by federal regulations.

Federal law prohibits a savings and loan holding company, including Cincinnati Bancorp and CF Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5.0% of a nonsubsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:

•	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

•	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisition.

The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments that were issued by May 19, 2010 are grandfathered in for companies with consolidated assets of $15 billion or less. The Dodd-Frank Act contains an exception for bank holding companies of less than $500 million in assets, and the Federal Reserve Board has adopted final rules that impose a capital requirement on bank holding companies and savings and loan holding companies with total consolidated assets of $1.0 billion or more.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all Association and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. Cincinnati Federal is required to notify the Federal Reserve Board thirty days before declaring any dividend to Cincinnati Bancorp. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the regulator and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Waivers of Dividends by CF Mutual Holding Company. If Cincinnati Bancorp pays any dividends on its common stock, it would be required to pay dividends to CF Mutual Holding Company unless CF Mutual Holding Company receives the approval of the Federal Reserve Board to waive the receipt of any dividends from Cincinnati Bancorp. The Federal Reserve Board has issued an interim final rule providing that it will not object to dividend waivers under certain circumstances, including circumstances where the waiver is not detrimental to the safe and sound operation of the subsidiary savings association and a majority of the mutual holding company’s members have approved the waiver of dividends by the mutual holding company within the previous six months. There can be no assurance that a dividend waiver request by CF Mutual Holding Company would be approved by the Federal Reserve Board. In addition, any dividends waived by CF Mutual Holding Company would have to be considered in determining an appropriate exchange ratio in the event of a conversion of CF Mutual Holding Company to stock form.

Acquisition. Under the Federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Bank Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition.

Federal Securities Laws

Cincinnati Bancorp’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Cincinnati Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”), which was enacted in April 2012, has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Cincinnati Bancorp qualifies as an emerging growth company under the JOBS Act.

An “emerging growth company” may choose not to hold stockholder votes to approve annual executive compensation (more frequently referred to as “say-on-pay” votes) or executive compensation payable in connection with a merger (more frequently referred to as “say-on-golden parachute” votes). An emerging growth company also is not subject to the requirement that its auditors attest to the effectiveness of the company’s internal control over financial reporting, and can provide scaled disclosure regarding executive compensation; however, Cincinnati Bancorp will also not be subject to the auditor attestation requirement or additional executive compensation disclosure so long as it remains a “smaller reporting company” under Securities and Exchange Commission regulations (generally less than $75 million of voting and non-voting equity held by non-affiliates). Finally, an emerging growth company may elect to comply with new or amended accounting pronouncements in the same manner as a private company, but must make such election when the company is first required to file a registration statement. Such an election is irrevocable during the period a company is an emerging growth company. Cincinnati Bancorp has elected to comply with new or amended accounting pronouncements in the same manner as a private company.

A company loses emerging growth company status on the earlier of: (i) the last day of the fiscal year of the company during which it had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the company pursuant to an effective registration statement under the Securities Act of 1933; (iii) the date on which such company has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which such company is deemed to be a “large accelerated filer” under Securities and Exchange Commission regulations (generally, at least $700 million of voting and non-voting equity held by non-affiliates).

TAXATION

Federal Taxation

General. Cincinnati Bancorp and Cincinnati Federal are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Cincinnati Bancorp and Cincinnati Federal.

Method of Accounting. For federal income tax purposes, Cincinnati Bancorp and its subsidiary will use a tax year ending December 31st and file a consolidated federal tax return. The Company will report its income and expenses on the accrual method of accounting. Cincinnati Federal is not currently under audit with respect to its federal income tax return from prior years.

Minimum Tax. The Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2015, Cincinnati Federal is not subject to the alternative minimum tax and will not be subject to the alternative minimum tax until it exceeds the gross income threshold. At December 31, 2015, Cincinnati Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, Cincinnati Federal had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2015, Cincinnati Federal had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from Cincinnati Federal as a member of the same affiliated group of corporations.

State Taxation

Cincinnati Bancorp and Cincinnati Federal are subject to Ohio taxation in the same general manner as other financial institutions. In particular, Cincinnati Bancorp and Cincinnati Federal will file a consolidated Ohio Financial Institutions Tax (“FIT”) return. The FIT is based upon the net worth of the consolidated group. For Ohio FIT purposes, savings institutions are currently taxed at a rate equal to 0.8% of taxable net worth. Cincinnati Federal is not currently under audit with respect to its Ohio FIT returns.

ITEM 1A.	RISK FACTORS

The presentation of Risk Factors is not required of smaller reporting companies like Cincinnati Bancorp.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2015, the net book value of our office properties was $2.6 million, and the net book value of our furniture, fixtures and equipment was $81,000. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
6581 Harrison Ave Cincinnati, OH 45247	Owned	2010	$1,251

Branch Offices:
1270 Nagel Rd. Cincinnati, OH 45255	Owned	1995	461

7553 Bridgetown Rd. Cincinnati, OH 45248	Owned	1987	361

4310 Glenway Ave Cincinnati, OH 45205	Owned	1957	572

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2015, we were not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business or in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market, Holder and Dividend Information. Our common stock is traded on the OTC Pink Marketplace under the symbol “CNNB.” The number of holders of record of Cincinnati Bancorp’s common stock as of March 15, 2016, was 121. Certain shares of Cincinnati Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The common stock of Cincinnati Bancorp began trading on the OTC Pink Marketplace on October 15, 2015. Accordingly, there is no market information for the periods prior to such date.

The following table sets forth the high and low closing bid prices per share of common stock for the period indicated.

			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2015	$10.00	$8.96	$—

Our board of directors has the authority to declare dividends on our shares of common stock, subject to statutory and regulatory requirements. Specifically, the Federal Reserve Board has issued a policy statement providing that dividends should be paid only out of current earnings and only if our prospective rate of earnings retention is consistent with our capital needs, asset quality and overall financial condition. Regulatory guidance also provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the holding company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the holding company’s overall rate or earnings retention is inconsistent with its capital needs and overall financial condition.

If Cincinnati Bancorp pays dividends to its stockholders, it will be required to pay dividends to CF Mutual Holding Company. The Federal Reserve Board’s current policy generally prohibits the waiver of dividends by mutual holding companies. Accordingly, we do not currently anticipate that CF Mutual Holding Company will be permitted to waive dividends paid by Cincinnati Bancorp. See “Item 1. Business—Taxation—Federal Taxation” and “—Regulation and Supervision—Holding Company Regulation—Dividends.”

(b)           Sales of Unregistered Securities. Not applicable.

(c)           Use of Proceeds. Not applicable.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans. None.

(e)           Stock Repurchases. None.

(f)           Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section is intended to help potential investors understand the financial performance of Cincinnati Bancorp and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2015 and December 31, 2014 and our results of operations for the years ended December 31, 2015 and December 31, 2014. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

Overview

Cincinnati Federal provides financial services to individuals and businesses from our main office in Cincinnati, Ohio and our full service branch offices in Miami Heights, Anderson and Price Hill. Our primary market area includes Hamilton County, Ohio, and, to a lesser extent, Warren, Butler and Clermont Counties, Ohio. To a more limited extent, we also conduct business in the northern Kentucky region and make loans secured by properties in Campbell, Kenton and Boone Counties, Kentucky, as well as in Dearborn County, in southeastern Indiana.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, nonresidential real estate and multi-family loans, home equity loans and lines of credit and construction and land loans. At December 31, 2015, $78.7 million, or 64.8% of our total loan portfolio, was comprised of one- to four-family residential real estate loans; $12.2 million, or 10.1%, consisted of nonresidential real estate loans; $16.5 million, or 13.6%, consisted of multi-family loans; $10.9 million, or 8.9%, consisted of home equity lines of credit, commercial business loans and consumer loans; and $3.1 million, or 2.6%, consisted of construction and land loans. We also invest in securities, which currently consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock.

Cincinnati Federal also operates an active mortgage banking unit with six mortgage loan officers. This unit originates loans both for sale in the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $1.6 million for year ended December 31, 2015 and $1.3 million for year ended December 31, 2014.

We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. We utilize advances from the FHLB-Cincinnati for liquidity and for asset/liability management purposes. At December 31, 2015, we had $18.8 million in advances (net of deferred prepayment penalties) outstanding with the FHLB-Cincinnati.

Our results of operations depend primarily on our net interest income. Net interest income is the difference between the interest income we earn on our interest-earning assets and the interest we pay on our interest-bearing liabilities. Our results of operations also are affected by our provisions for loan losses, non-interest income and non-interest expense. Non-interest income currently consists primarily of gain (loss) on sale of mortgage loans, checking account service fee income, interchange fees from debit card transactions and income from bank owned life insurance. Non-interest expense currently consists primarily of expenses related to compensation and employee benefits, occupancy and equipment, data processing, franchise taxes, federal deposit insurance premiums, prepayment penalties on FHLB-Cincinnati advances, impairment losses on foreclosed real estate and other operating expenses.

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2015, this limit was $4.7 million, and we had invested $3.1 million in bank owned life insurance.

In the fall of 2014 Cincinnati Federal entered into an agreement with Infinex Investments, Inc., a member of FINRA/SIPC to offer non-deposit investment and insurance products. The products and services are offered through Cincinnati Federal Investment Services, LLC.

Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Business Strategy

Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service. Our goals are to increase interest income through loan portfolio growth, expand fee income with the mortgage banking unit, lower our cost of deposits by increasing non-maturity based accounts, achieve economies of scale through balance sheet growth and diversify sources of income. Highlights of our current business strategy include:

•	Increasing our origination of nonresidential real estate and multi-family loans. We began originating a significant amount of nonresidential real estate and multi-family loans in the early 2000s. As of December 31, 2015 and December 31, 2014, such loans, together with construction and land loans, totaled $31.9 million and $26.1 million or 167.9% and 203.9% of capital plus ALLL, respectively. Under our current board approved loan concentration policy, such loans (including construction and land loans) shall not exceed 300% of our capital plus ALLL. We intend to continue to increase our origination of nonresidential real estate and multi-family real estate loans, with a focus on multi-family loans. Most nonresidential real estate and multi-family loans are originated with adjustable rates. Nonresidential real estate and multi-family lending is expected to increase loan yields with shorter repricing terms than fixed-rate loans. Nonresidential real estate and multi-family originations in 2015 increased $3.6 million or 65.4% over 2014 levels. The additional capital raised in the stock offering will increase our nonresidential real estate and multi-family lending capacity by enabling us to originate more loans and loans with larger balances. See “Business of Cincinnati Federal—Lending Activities—Commercial Real Estate and Multi-Family Lending.”

•	Continuing to focus on our residential mortgage banking operations. In 2015, we originated $78.2 million of residential loans, and we sold $56.3 million of one- to four-family residential loans. In 2014, we originated $64.0 million of residential loans, and we sold $40.3 million of one- to four-family residential loans. These loans are all sold on a non-recourse basis primarily to the FHLB-Cincinnati, Freddie Mac, and other private sector third-party buyers. Loans are sold on both a servicing-retained and servicing-released basis. Subject to mortgage market conditions, we intend to continue to increase the number of mortgage loan originators in order to increase our volume of sold loans with the potential for increased servicing income.

•	Continuing to emphasize one- to four-family residential adjustable rate mortgage lending. We will continue to focus on originating one- to four-family adjustable rate mortgages for retention in our portfolio. As of December 31, 2015, $49.0 million, or 40.4%, of our total loans consisted of one- to four-family residential adjustable rate mortgage loans with contractual maturities after December 31, 2016. As of December 31, 2014, $39.4 million, or 37.0%, of our total loans consisted of one- to four-family residential adjustable rate mortgage loans. Adjustable rate loans have shorter repricing terms to mitigate interest rate risk.

•	Increasing our “core” deposit base. We are seeking to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. Core deposits also contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. As part of our efforts to broaden our deposit account offerings, in the fall of 2014 we redesigned our consumer and business checking accounts. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including online banking, mobile banking, bill pay, and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure. We will also continue to use non-core deposits, including certificates of deposit from the National CD Rateline Program, as a source of funds, in accordance with our asset/liability policies and funding strategies.

•	Implementing a managed growth strategy. We intend to pursue a growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income and new sources of non-interest income. Subject to market conditions, we intend to grow our one- to four-family residential adjustable rate, nonresidential real estate and multi-family loan portfolios. To a lesser extent we intend to grow our construction and commercial business loan portfolio.

Summary of Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based on our consolidated financial statements, which are prepared in conformity with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. We consider the accounting policies discussed below to be critical accounting policies. The estimates and assumptions that we use are based on historical experience and various other factors and are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could have a material impact on the carrying value of our assets and liabilities and our results of operations.

The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following represent our critical accounting policies:

Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from our internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that we may not be able to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

In the course of working with borrowers, we may choose to restructure the contractual terms of certain loans. In this scenario, we attempt to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by us to identify if a troubled debt restructuring has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, we grant a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with the borrower’s current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms or a combination of the two. If such efforts by us do not result in a satisfactory arrangement, the loan is referred to legal counsel, at which time we commence foreclosure. We may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan. It is our policy that any restructured loans on nonaccrual, prior to being restructured, remain on nonaccrual status until six months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, we review the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

With regards to determination of the amount of the allowance for credit losses, troubled debt restructured loans are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

Mortgage Servicing Rights. Mortgage servicing assets are recognized separately when rights are acquired through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50), servicing rights resulting from the sale of loans originated by us are initially measured at fair value at the date of transfer. Cincinnati Federal subsequently measures each class of servicing asset using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing rights and may result in a reduction or addition to noninterest income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Income Taxes. The Company accounts for income taxes on a consolidated basis in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. Cincinnati Federal determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

If necessary, we recognize interest and penalties on income taxes as a component of income tax expense.

With a few exceptions, we are no longer subject to examinations by tax authorities for years before 2010. As of December 31, 2015 and 2014, we had no uncertain tax positions.

Comparison of Financial Condition at December 31, 2015 and 2014

Total Assets. Total assets were $142.2 million at December 31, 2015, an increase of $16.5 million, or 13.1%, over the $125.7 million at December 31, 2014. The increase resulted primarily from increases in cash and cash equivalents of $964,000, net loans of $15.3 million and loans held for sale of $897,000, offset in part by a decrease of $878,000 in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $964,000, or 13.1%, to $8.3 million at December 31, 2015 from $7.3 million at December 31, 2014. This increase was primarily the result of repayments in our securities available-for-sale portfolio of $835,000.

Net Loans. Net loans increased $15.3 million, or 14.6%, to $119.8 million at December 31, 2015 from $104.5 million at December 31, 2014. During the year ended December 31, 2015, we originated $93.5 million of loans, $78.2 million of which were one- to four- family residential real estate loans, $4.2 million were nonresidential real estate loans, $3.5 million were multi-family loans, $5.3 million were home equity lines of credit, $2.0 million were construction and land loans and the remaining $300,000 were commercial business loans and consumer loans. In 2015, we sold $57.4 million of loans, $56.4 million of which were one- to four-family residential real estate loans and $1.0 million were nonresidential real estate loans, on both a servicing–retained and servicing–released basis. Management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

The largest increase in our loan portfolio was in the one- to four-family owner occupied residential real estate loan portfolio. This growth reflects our strategy to grow the portfolio with adjustable-rate loans and mitigate interest rate risk on the balance sheet. We currently sell certain fixed-rate, 15- and 30-year term mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and other private sector third-party buyers.

Loans Held for Sale. Loans held for sale increased $897,000, or 58.0%, to $2.4 million at December 31, 2015 from $1.5 million at December 31, 2014. The increase was due to the timing of loans sold but not yet delivered at December 31, 2015.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of government-sponsored mortgage-backed securities, decreased $878,075, or 26.0%, to $2.5 million at December 31, 2015 from $3.4 million at December 31, 2014. There were no securities purchases during 2015 and $835,000 in maturities, the remaining difference was due to the change in market values within the portfolio during 2015.

Deposits. Deposits increased $9.5 million, or 10.2%, to $103.0 million at December 31, 2015 from $93.5 million at December 31, 2014. Our core deposits remained relatively unchanged between years increasing $132,000, or 0.37%, to $36.0 million at December 31, 2015 from $35.9 million at December 31, 2014. Time deposits increased $9.4 million, or 16.3%, to $67.0 million at December 31, 2015 from $57.6 million at December 31, 2014. The increase in time deposits was primarily due to an increase in certificates of deposit obtained through the National CD Rateline Program. During the year ended December 31, 2015, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Stockholders’ Equity. Stockholders’ equity increased $6.1 million, or 54.0%, to $17.6 million at December 31, 2015 from $11.5 million at December 31, 2014. The increase resulted from the completion of a public offering by the Company which generated $6.2 million of capital, and net income for the year of $560,000, offset by the cost of ESOP shares of $629,000.

Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014

General. Net income for the year ended December 31, 2015 was $560,000, compared to a net loss of $339,000 for the year ended December 31, 2014, an increase of $899,000. The increase was primarily due to a $198,000 increase in net interest income, a $543,000 increase in noninterest income and a $747,000 decrease in provision for loan losses, a decrease of $714,000 in FHLB Advance prepayment penalties partially offset by a $115,000 increase in noninterest expense and a $474,000 increase in the provision for income taxes.

Interest and Dividend Income. Interest and dividend income increased $120,000, or 2.5%, to $4.9 million for the year ended December 31, 2015 from $4.8 million for the year ended December 31, 2014. This increase was primarily attributable to a $145,000 increase in interest on loans receivable, offset in part by a $23,000 decrease in interest on investment securities and a $2,500 decrease in dividends and other interest. The average balance of loans increased $10.8 million, or 10.4%, to $115.2 million for the year ended December 31, 2015 from $104.4 million for the year ended December 31, 2014, while the average yield on loans decreased 30 basis points to 4.21% for the year ended December 31, 2015 from 4.51% for the year ended December 31, 2014, reflecting lower market interest rates on newly originated loans and increased refinancing at these lower interest rates.

The average balance of investment securities decreased $780,000 to $2.9 million for the year ended December 31, 2015 from $3.7 million for the year ended December 31, 2014, the average yield on investment securities decreased 43 basis points to 0.92% at December 31, 2015 from 1.35% at December 31, 2014. The average balance of other dividend and interest-bearing deposits, including certificates of deposit in other financial institutions, decreased $462,000 to $1.3 million partially offset by a 54 basis point increase in the average yield, to 2.71%, for the year ended December 31, 2015.

Interest Expense. Total interest expense decreased $78,000, or 5.8%, to $1.3 million for the year ended December 31, 2015 from $1.4 million for the year ended December 31, 2014. Interest expense on deposit accounts increased $107,000, or 12.2%, to $982,000 for the year ended December 31, 2015 from $875,000 for the year ended December 31, 2014. The increase was primarily due to an increase of $7.2 million, or 8.4%, in the average balance of interest-bearing deposits to $92.5 million for the year ended December 31, 2015 from $85.3 million for the year ended December 31, 2014 and a 3 basis point increase in the average cost of interest-bearing deposits to 1.06% for 2015 from 1.03% for 2014, reflecting the increases in the interest rate environment.

Interest expense on FHLB advances decreased $186,000 to $292,000 for the year ended December 31, 2015 from $478,000 for the year ended December 31, 2014. The average balance of advances increased $419,000 to $20.1 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, while the average cost of these advances decreased 97 basis points to 1.45% from 2.42%. The increase in the average balance of advances is due to management utilizing advances as a funding source for loan originations.

Net Interest Income. Net interest income increased $198,000, or 5.7%, to $3.6 million for the year ended December 31, 2015 from $3.4 million for the year ended December 31, 2014. Average net interest-earning assets increased $2.0 million year to year. The interest rate spread decreased to 2.98% for the year ended December 31, 2015 from 3.08% for the year ended December 31, 2014. The net interest margin decreased to 3.05% for the year ended December 31, 2015 from 3.13% for the year ended December 31, 2014. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses account described in Note 1 of our financial statements “Nature of Operations and Summary of Significant Accounting Policies,” we recorded a provision for loan losses of $26,000 for the year ended December 31, 2015 and $774,000 for the year ended December 31, 2014. The allowance for loan losses was $1.4 million, or 1.13% of total loans, at December 31, 2015, compared to $1.4 million or 1.27% of total loans, at December 31, 2014. The decrease in the provision for loan losses in 2015 compared to 2014 was due primarily to decreases in nonperforming loans of $716,000 and in net charge-offs of $391,000 during 2015 compared to 2014. The provision for loan losses in the years ended December 31, 2015 and 2014 was attributable primarily to estimated losses recognized on certain impaired loans as well as the overall growth in loans. During 2014, the allowance for loan and lease losses methodology was adjusted to extend the historic loss factor look- back period from three years to five years to mirror actual portfolio loss experience.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2015 and 2014. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $543,000, or 31.2%, to $2.3 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014. The increase was primarily due to a $316,000 increase in gains on the sale of loans to $1.6 million in 2015 compared to $1.3 million in 2014, and an increase in other income of $227,000, or 47.9%, to $702,000 for the year ended December 31, 2015 from $475,000 for 2014. As a part of our operating strategy, we originate loans for sale to generate gains on the transactions and servicing fee income on the subsequent servicing rights generated from the sold loans.

Non-Interest Expense. Non-interest expense increased $115,000, or 2.3%, to $5.1 million for 2015 from $5.0 million for 2014. Salary and employee benefits expense increased $377,000 to $2.6 million in 2015 from $2.2 million in 2014 due to increased loan originator commissions, normal salary increases and an increase in the cost of medical insurance and Employee Stock Ownership Plan costs. Data processing expense increased $70,000, or 17.0%, in 2015 to $478,000 from $408,000 in 2014 resulting from bank growth. Professional fees increased $54,000, or 42.7%, to $180,000 in 2015 from $126,000 in 2014 due to additional reporting requirements required as a public company. Loan costs increased $195,000, or 147.1%, to $327,000 in 2015 from $132,000 in 2014 primarily due to the increase in loan volume experienced during 2015. Other non-interest expense increased $54,000, or 13.1%, to $466,000 in 2015 from $412,000 in 2014 primarily due to increased costs related to operating as a public company. These increases were offset by no prepayment penalties on FHLB-Cincinnati advances being incurred during 2015, prepayment penalties on FHLB-Cincinnati advances totaled $714,000 in 2014.

Federal Income Taxes. Federal income taxes increased $474,000 to a tax expense of $241,000 in 2015 resulting from our pretax net income in 2015 of $800,000, the Company had a $234,000 tax benefit in 2014 due to a net loss of $573,000.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are monthly average balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Non-accrual loans were included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Years Ended December 31,
	2015			2014
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$115,235	$4,851	4.21%	$104,350	$4,706	4.51%
Securities	2,932	27	0.92	3,712	50	1.35
Other (1)	1,292	35	2.71	1,754	38	2.17
Total interest-earning assets	119,459	4,913		109,816	4,794	4.37
Non-interest-earning assets	17,512			16,709
Total assets	$136,971			$126,525

Interest-bearing liabilities:
Savings	$22,946	21	0.09	$22,379	20	0.09
Interest-bearing demand	4,251	40	0.94	2,963	12	0.40
Certificates of deposit	65,297	921	1.41	59,960	843	1.41
Total deposits	92,494	982	1.06	85,302	875	1.03
Borrowings	20,132	292	1.45	19,713	478	2.42
Total interest-bearing liabilities	112,626	1,274	1.13	105,015	1,353	1.29
Non-interest-bearing Demand	9,119			7,400
Other non-interest-bearing liabilities	2,285			2,126
Total non-interest-bearing liabilities	11,404			9,526
Total equity	12,941			11,984
Total liabilities and total equity	$136,971			$126,525
Net interest income		$3,639			$3,441
Net interest rate spread (2)			2.98			3.08
Net interest-earning assets (3)	$6,835			$4,801
Net interest margin (4)			3.05			3.13
Average interest-earning assets to interest-bearing liabilities			106.07			104.57

(1)	Consists of FHLB-Cincinnati stock, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Rate/Volume Analysis

The following table presents the effects of changing rates and volumes on our net interest income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately based on the changes due to rate and the changes due to volume.

	Year Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$400	$(255)	$145
Securities	(9)	(14)	(23)
Other	(36)	34	(2)
Total interest-earning assets	355	(235)	120

Interest-bearing liabilities:
Savings	1	-	1
Interest-bearing demand	7	21	28
Certificates of deposit	(400)	478	78
Total deposits	(392)	499	99
Borrowings	10	(195)	(185)
Total interest-bearing liabilities	(382)	304	(78)

Change in net interest income	$737	$539	$198

Management of Market Risk

General. Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are monetary in nature and sensitive to changes in interest rates. Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates. Our Asset/Liability Committee is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

•	originating nonresidentialreal estate and multi-family loans, and, to a lesser extent, construction, consumer and commercial business loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing checking accounts;

•	selling substantially all of our newly-originated longer-term fixed-rate one- to four-family residential real estate loans and retaining the shorter-term fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;

•	reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit; and

•	lengthening the weighted average maturity of our liabilities through longer-term wholesale funding sources such as fixed-rate advances from the FHLB-Cincinnati with terms to maturity of 15 to 20 years.

Our Board of Directors is responsible for the review and oversight of our Asset/Liability Committee, which is comprised of our executive management team and other essential operational staff. This committee is charged with developing and implementing an asset/liability management plan, and meets at least quarterly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors.

Net Portfolio Value. We compute amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. We measure our interest rate risk and potential change in our NPV through the use of a financial model provided by an outside consulting firm. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current low level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

Interest Rate Risk Analysis

The table below sets forth, as of December 31, 2015, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis	Estimated	Estimated Increase (Decrease) in NPV		NPV	Increase (Decrease)
points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)

+300	$14,537	$(6,578)	(31.15)%	10.77%	(372)
+200	16,701	(4,414)	(20.86)%	12.07%	(242)
+100	18,845	(2,270)	(10.75)%	13.27%	(121)
—	21,115	—	—	14.49%	—
-100	22,746	1,631	7.73%	15.22%	73

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2015, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 7.73% increase in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 10.75% decrease in net portfolio value.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)

+400	$2,986	(21.62)%
+300	3,232	(15.18)%
+200	3,458	(9.24)%
+100	3,648	(4.24)%
Level	3,809	—
-100	3,737	(1.92)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

Depending on the relationship between long-term and short-term interest rates, market conditions and consumer preference, we may place greater emphasis on maximizing our net interest margin than on strictly matching the interest rate sensitivity of our assets and liabilities. We believe that the increased net income which may result from an acceptable mismatch in the actual maturity or re-pricing of our assets and liabilities can, during periods of declining or stable interest rates, provide sufficient returns to justify an increased exposure to sudden and unexpected increases in interest rates.

We do not engage in hedging activities, such as engaging in futures, options or swap transactions, or investing in high-risk mortgage derivatives, such as collateralized mortgage obligation residual interests, real estate mortgage investment conduit residual interests or stripped mortgage backed securities.

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Cincinnati. At December 31, 2015, we had $18.8 million outstanding in advances from the FHLB-Cincinnati, and had the capacity to borrow approximately an additional $17.9 million from the FHLB-Cincinnati and an additional $6.0 million on lines of credit with two commercial banks.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments including interest-bearing demand deposits. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $163,000 for the year ended December 31, 2015 and $290,000 for the year ended December 31, 2014. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $14.5 million for the year ended December 31, 2015 and $8.4 million for the year ended December 31, 2014. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $15.3 million for the year ended December 31, 2015 and $8.9 million for the year ended December 31, 2014, resulting from our strategy of borrowing at lower interest rates to fund loan originations.

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

Cincinnati Bancorp is a separate corporate entity from Cincinnati Federal and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is any dividend payments it may receive from Cincinnati Federal. See “Regulation and Supervision – Federal Banking Regulation – Capital Distributions” for a discussion of the regulations applicable to the ability of Cincinnati Federal to pay dividends. At December 31, 2015, Cincinnati Bancorp (on an unconsolidated basis) had liquid assets totaling $391,155.

At December 31, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $17.5 million, or 12.2% of adjusted total assets, which is above the well-capitalized required level of $7.2 million, or 5.0%; total risk-based capital of $18.8 million, or 18.6% of risk-weighted assets, which is above the well-capitalized required level of $10.1 million, or 10.0%; and common equity tier 1 risk based capital of $17.5 million, or 17.4%, of risk weighted assets, which is above the well-capitalized required level of $6.6 million, or 6.5%. At December 31, 2014, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $11.5 million, or 9.1% of adjusted total assets, which is above the well-capitalized required level of $6.3 million, or 5.0%; and total risk-based capital of $12.6 million, or 14.4% of risk-weighted assets, which is above the well-capitalized required level of $8.8 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at December 31, 2015 and 2014. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2015, we had outstanding commitments to originate loans of $2.6 million, unfunded lines of credit of $9.0 million and forward sale commitments of $4.7 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2015 totaled $30.6 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 16 to the Consolidated Financial Statements for the years ended December 31, 2015 and 2014 beginning on page F-48 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

Impact of Inflation and Changing Price

The consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles in the United States of America which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates, generally, have a more significant impact on a financial institution’s performance than does inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Cincinnati Bancorp begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2015. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting.

During the quarter ended December 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Corporate Governance”, “Items to be voted on by Stockholders’ – Item 1 Election of Directors” and “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership of Reporting Company” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the caption “Directors’ Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Certain Beneficial Owners” in the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders’.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Management” in the definitive Proxy Statement for the 2016 Annual Meeting of Stockholders’.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Corporate Governance – Director Independence” and “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the caption “Items to be voted by Stockholders’ – Item 2 “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Balance Sheets at December 31, 2015 and 2014;
(C)	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014;
(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014;
(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015 and 2014;
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and
(G)	Notes to Consolidated Financial Statements at and for the years ended December 31, 2015 and 2014.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Charter of Cincinnati Bancorp (1)
3.2	Bylaws of Cincinnati Bancorp (1)
4	Form of Common Stock Certificate of Cincinnati Bancorp (1)
10.1	Employment Agreement by and between Cincinnati Federal Savings and Loan Association and Greg Myers (1)
10.2	Split Dollar Life Insurance Plan (1)
10.3	Cincinnati Federal Savings and Loan Association Director Retirement Plan (1)
10.4	Form of Cincinnati Federal Employee Stock Ownership Plan (1)
21.0	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer, Pursuant to Rule 15d-14(a)
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-202657), initially filed March 11, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: March 30, 2016	/s/ Joseph V. Bunke
Joseph V. Bunke
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph V. Bunke		March 30, 2016
Joseph V. Bunke	President (Principal Executive Officer)

/s/ Herbert C. Brinkman		March 30, 2016
Herbert C. Brinkman	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Robert A. Bedinghaus	Chairman of the Board	March 30, 2016
Robert A. Bedinghaus

/s/ Henry C. Dolive	Vice Chairman of the Board	March 30, 2016
Henry C. Dolive

/s/ Harold L. Anness	Director	March 30, 2016
Harold L. Anness

/s/ Stuart H. Anness, M.D.	Director	March 30, 2016
Stuart H. Anness, M.D.

/s/ Andrew J. Nurre	Director	March 30, 2016
Andrew J. Nurre

/s/ Charles G. Skidmore	Director	March 30, 2016
Charles G. Skidmore

Cincinnati Bancorp and Subsidiary

December 31, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Board of Directors

Cincinnati Bancorp

Cincinnati, Ohio

We have audited the accompanying balance sheets of Cincinnati Bancorp as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2015. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cincinnati Bancorp as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio

March 30, 2016

Cincinnati Bancorp and Subsidiary

Consolidated Balance Sheets

	December 31,
	2015	2014

Assets
Cash and due from banks	$3,401,351	$3,583,246
Interest-bearing demand deposits in banks	4,903,188	3,757,635

Cash and cash equivalents	8,304,539	7,340,881

Available-for-sale securities	2,493,300	3,371,075
Loans held for sale	2,444,179	1,546,868
Loans, net of allowance for loan losses of $1,366,968 and $1,350,000, respectively.	119,779,931	104,487,438
Premises and equipment, net	2,691,004	2,566,329
Federal Home Loan Bank stock	888,100	888,100
Foreclosed assets held for sale	29,666	255,779
Interest receivable	359,103	316,535
Mortgage servicing rights	630,316	513,853
Federal Home Loan Bank lender risk account receivable	1,387,411	1,270,017
Bank Owned Life Insurance	3,084,985	2,992,368
Other assets	149,362	134,855

Total assets	$142,241,896	$125,684,098

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$14,259,500	$11,461,142
Savings	21,747,556	24,414,390
Certificates of Deposits	67,007,664	57,602,240
Total deposits	103,014,720	93,477,772

Federal Home Loan Bank advances	18,813,639	18,782,705
Advances from borrowers for taxes and insurance	1,281,036	1,019,208
Interest payable	17,131	16,692
Directors deferred compensation	421,093	385,960
Other liabilities	1,036,877	532,512

Total liabilities	124,584,496	114,214,849

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	41,606	-

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value	17,192	-
1,719,250 issued and outstanding at December 31, 2015
Additional paid-in-capital	6,203,002	-
Unearned ESOP Shares	(629,039)	-
Retained earnings - substantially restricted	12,269,005	11,709,362
Accumulated other comprehensive loss	(244,366)	(240,113)

Total equity	17,615,794	11,469,249

Total liabilities and stockholders' equity	$142,241,896	$125,684,098

See Notes to Consolidated Financial Statements

Cincinnati Bancorp and Subsidiary

Consolidated Statements of Operations

	Years Ended December 31,
	2015	2014

Interest and Dividend Income
Loans, including fees	$4,850,558	$4,705,613
Securities	27,062	49,755
Dividends on Federal Home Loan Bank stock and other	35,524	38,022
Total interest and dividend income	4,913,144	4,793,390

Interest Expense
Deposits	982,308	875,115
Federal Home Loan Bank advances	292,317	477,525
Total interest expense	1,274,625	1,352,640

Net Interest Income	3,638,519	3,440,750

Provision for Loan Losses	26,052	773,495

Net Interest Income After Provision for Loan Losses	3,612,467	2,667,255

Noninterest Income
Gain on sales of loans	1,579,641	1,263,971
Mortgage servicing fees	145,194	128,303
Other	556,757	346,290
Total noninterest income	2,281,592	1,738,564

Noninterest Expense
Salaries and employee benefits	2,601,437	2,224,383
Occupancy and equipment	379,026	367,452
Directors compensation	250,000	265,000
Data processing	477,830	408,237
Professional fees	179,516	125,829
Franchise tax	93,000	96,130
Deposit insurance premiums	100,377	94,056
Prepayment Penalties on FHLB Advances	-	713,579
Advertising	128,390	77,310
Software Licenses	72,048	57,570
Loan costs	327,166	132,416
Net losses on sales of foreclosed asset	19,037	4,530
Other	466,001	412,048
Total noninterest expense	5,093,828	4,978,540

Income (Loss) Before Income Tax	800,231	(572,721)

Provision (Benefit) for Income Taxes	240,589	(233,519)

Net Income (Loss)	$559,642	$(339,202)

Earnings per share - basic and diluted	$0.34	N/A

Weighted-average shares outstanding - basic and diluted	1,651,853	N/A

See Notes to Consolidated Financial Statements

Cincinnati Bancorp and Subsidiary

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2015	2014

Net Income	$559,642	$(339,202)

Other Comprehensive Loss:
Net unrealized (losses) gains on available-for-sale securities	(11,948)	56,380
Tax benefit (expense)	4,062	(19,169)
Changes in directors' retirement plan prior service costs	5,348	(373,637)
Tax (expense) benefit	(1,715)	127,022
Other comprehensive loss	(4,253)	(209,404)

Comprehensive Income (Loss)	$555,389	$(548,606)

See Notes to Consolidated Financial Statements

Cincinnati Bancorp and Subsidiary

Consolidated Statements of Stockholder’s Equity

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Unearned ESOP	Retained	Comprehensive	Stockholder'
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity

Balance, December 31, 2013	$-	$-	$-	$12,048,564	$(30,709)	$12,017,855

Net loss	-	-	-	(339,202)	-	(339,202)

Other comprehensive loss	-	-	-	-	(209,404)	(209,404)

Balance, December 31, 2014	$-	$-	$-	$11,709,362	$(240,113)	$11,469,249

Proceeds from issuance of common stock	17,192	6,247,933	(673,970)	-	-	5,591,155

ESOP shares subject to	-	(41,606)	-	-	-	(41,606)
mandatory redemption

ESOP Shares Earned	-	(3,325)	44,931	-	-	41,606

Net income	-	-	-	559,643	-	559,643

Other comprehensive loss	-	-	-	-	(4,253)	(4,253)

	$17,192	$6,203,002	$(629,039)	$12,269,005	$(244,366)	$17,615,794

See Notes to Consolidated Financial Statements

Cincinnati Bancorp and Subsidiary

Consolidated Statements of Cash Flows

	2015	2014

Operating Activities
Net income	$559,642	$(339,202)
Items not requiring (providing) cash:
Depreciation and amortization	137,972	144,806
Provision for loan losses	26,052	773,495
Amortization of premiums and discounts on securities	31,166	25,771
Amortization of deferred prepayment penalty on Federal
Home Loan Bank advances	80,934	182,831
FHLB Advance Prepayment Penalties	-	713,579
Change in deferred income taxes	77,959	(249,223)
Gain on Sale of Loans	(1,579,641)	(1,263,971)
Proceeds from the sale of loans held for sale	56,355,231	41,951,773
Origination of loans held for sale	(55,672,901)	(41,225,516)
Net loss on sale of foreclosed assets	19,037	4,530
Income from Bank Owned Life insurance	(92,617)	(89,682)
ESOP Shares Earned	41,606	-
Changes in:
Interest receivable	(42,568)	9,362
Mortgage servicing rights	(116,463)	5,341
Federal Home Loan Bank lender risk account receivable	(117,394)	(161,105)
Other assets	(14,507)	2,484
Interest payable	439	(10,624)
Other liabilities	469,235	(185,135)
Net cash provided by operating activities	163,182	289,514

Investing Activities
Net change in interest-bearing time deposits in banks	-	498,000
Proceeds from maturities of available-for-sale securities	834,661	692,255
Purchase of Federal Home Loan Bank stock	-	(3,500)
Net change in loans	(15,412,951)	(9,203,112)
Purchase of premises and equipment	(262,647)	(32,316)
Purchase of bank owned life insurance	-	(400,000)
Proceeds from sales of foreclosed assets	301,482	49,270
Net cash used in investing activities	(14,539,455)	(8,399,403)

See Notes to Consolidated Financial Statements

Cincinnati Bancorp and Subsidiary

Consolidated Statements of Cash Flows (Continued)

	2015	2014

Financing Activities
Net increase in deposits	9,536,948	9,326,329
Proceeds from Federal Home Loan Bank advances	22,700,000	17,250,000
Repayment of Federal Home Loan Bank advances	(22,750,000)	(17,900,682)
Net decrease in advances from borrowers for taxes and insurance	261,828	231,795
Proceeds from the issuance of common stock, net	5,591,155	-
Net cash provided by financing activities	15,339,931	8,907,442

Increase in Cash and Cash Equivalents	963,658	797,553
Cash and Cash Equivalents, Beginning of Year	7,340,881	6,543,328
Cash and Cash Equivalents, End of Year	$8,304,539	$7,340,881

Supplemental Cash Flows Information
Interest paid	$1,274,186	$1,363,264
Income taxes (refunded) paid	$(123,392)	$268,286
Real estate acquired in settlement of loans	$94,406	$255,779

See Notes to Consolidated Financial Statements

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Cincinnati Bancorp (“Company”) was formed as a mid-tier holding company for Cincinnati Federal, a federally chartered stock savings and loan association (the “Bank”) that is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Hamilton County, Ohio and surrounding areas. The Company issued 773,663 shares at an offering price of $10.00 per share to the public. CF Mutual Holding Company, the mutual holding company received 945,587 shares in the offering. The Company is subject to competition from other financial institutions. The Company is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2015, include Cincinnati Bancorp and its wholly subsidiary, Cincinnati Federal, together referred to as “the Company.” Intercompany transactions and balances have been eliminated in consolidation. The financial statements as of December 31, 2014 represent Cincinnati Federal only, as the reorganization to the mutual holding company structure, including the formation of Cincinnati Bancorp and CF Mutual Holding Company was completed on October 14, 2015. References herein to the “Company” for periods prior to the completion of the reorganization should be deemed to refer to the “Bank.”

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

Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

From time to time, the Company’s interest-bearing cash accounts may exceed the FDIC’s insured limit of $250,000. Management considers the risk of loss to be low based on the quality of the institutions where the funds are maintained.

Interest-bearing Time Deposits in Banks

Interest-bearing deposits in banks mature within one year and are carried at cost.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Securities

Available-for- sale securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to noninterest income. Gains and losses on loan sales are recorded in noninterest income, and direct loan origination costs and fees are deferred at origination of the loan and are recognized in noninterest income upon sale of the loan.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for unearned income, charge-offs, the allowance for loan losses, any unamortized deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

For loans amortized at cost, interest income is accrued based on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, as well as premiums and discounts, are deferred and amortized as a level yield adjustment over the respective term of the loan.

The accrual of interest on mortgage and commercial loans is discontinued at the time the loan is 90 days past due unless the credit is well-secured and in process of collection. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not collected for loans that are placed on nonaccrual or charged off are reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

When cash payments are received on impaired loans in each loan class, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan. Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms, no principal reduction has been granted and the loan has demonstrated the ability to perform in accordance with the renegotiated terms for a period of at least six consecutive months.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

The allowance consists of allocated and general components. The allocated component relates to loans that are classified as impaired. For those loans that are classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers nonclassified loans and is based on historical charge-off experience and expected loss given default derived from the Company’s internal risk rating process. Other adjustments may be made to the allowance for pools of loans after an assessment of internal or external influences on credit quality that are not fully reflected in the historical loss or risk rating data.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Groups of loans with similar risk characteristics are collectively evaluated for impairment based on the group’s historical loss experience adjusted for changes in trends, conditions and other relevant factors that affect repayment of the loans.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

In the course of working with borrowers, the Company many choose to restructure the contractual terms of certain loans. In this scenario, the Company attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with the borrower’s current financial status, and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms or a combination of the two. If such efforts by the Company do not results in a satisfactory arrangement, the loan is referred to legal counsel, at which time foreclosure proceedings commence, the Company may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

It is the Company’s policy that any restructured loans on nonaccrual prior to being restructured remain on nonaccrual status until six consecutive months of satisfactory borrower performance, at which time management would consider its return to accrual status. If a loan was accruing at the time of restructuring, the Company reviews the loan to determine if it is appropriate to continue the accrual of interest on the restructured loan.

With regards to determination of the amount of the allowance for credit losses, TDRs are considered to be impaired. As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed previously.

Premises and Equipment

Depreciable assets are stated at cost, less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives for each major depreciable classification of premises and equipment are as follows:

Buildings and improvements	15-40 years
Equipment	3-5 years

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula, carried at par and evaluated for impairment.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net noninterest expense from foreclosed assets. There was no valuation allowances established during 2015.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Mortgage Servicing Rights

Mortgage servicing assets are recognized separately when rights are acquired through sale of financial assets. Under the servicing assets and liabilities accounting guidance (ASC 860-50 Transfers and Servicing), servicing rights resulting from the sale of loans originated by the Company are initially measured at fair value at the date of transfer. The Company subsequently measures each class of servicing asset using the fair value method. Under the fair value method, the servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in earnings in the period in which the changes occur.

Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, the discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. These variables change from quarter to quarter as market conditions and projected interest rates change, and may have an adverse impact on the value of the mortgage servicing rights and may result in a reduction or addition to noninterest income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned.

Employee Stock Ownership Plan (“ESOP”)

The cost of the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce annual ESOP debt service. As of December 31, 2015, 4,493 shares have been allocated to eligible participants in the ESOP. (See Note 12 – Employee and Director Benefits).

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance (ASC 740, Income Taxes). The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Uncertain tax positions are recognized if it is more likely than not, based on the technical merits, that the tax position will be realized or sustained upon examination. The term more likely than not means a likelihood of more than 50 percent; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50 percent likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

If necessary, the Company recognizes interest and penalties on income taxes as a component of income tax expense.

With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2012. As of December 31, 2015 and December 31, 2014, the Company had no uncertain tax positions.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized gains (losses) on available-for-sale securities and changes in the funded status of the directors’ retirement plan.

Reclassifications

Certain reclassifications have been made to the 2014 financial statements to conform to the 2015 financial statement presentation. These reclassifications had no effect on net income.

Subsidiary and Other Activities

The Bank has one subsidiary, Cincinnati Federal Investment Services, LLC, a wholly owned subsidiary. The subsidiary was formed to offer nondeposit investment and insurance products in partnership with Infinex Investments, Inc. As of December 31, 2015, the Bank has a $100 investment in the subsidiary.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:

December 31, 2015:
Mortgage-backed securities of government sponsored entities	$2,495,396	$18,602	$(20,698)	$2,493,300

December 31, 2014:
Mortgage-backed securities of government sponsored entities	$3,361,223	$26,900	$(17,048)	$3,371,075

There were no sales of available-for-sale securities during the years ended December 31, 2015 or 2014.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2015 and December 31, 2014 was $1,723,706 and $2,428,986 and is approximately 69% and 72%, respectively, of the Company’s investment portfolio. These declines primarily resulted from changes in market interest rates.

Management believes the declines in fair value for these securities are temporary.

The amortized cost and fair value of available-for-sale securities at December 31, 2015 and December 31, 2014 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Mortgage-backed securities of government sponsored entities	$2,495,396	$2,493,300	$3,361,223	$3,371,075

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and December 31, 2014:

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2015
Mortgage-backed securities of government sponsored entities	$-	$-	$1,723,706	$(20,698)	$1,723,706	$(20,698)

December 31, 2014
Mortgage-backed securities of government sponsored entities	$-	$-	$2,428,986	$(17,048)	$2,428,986	$(17,048)

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Note 3:	Loans and Allowance for Loan Losses

Categories of loans at December 31, 2015 and December 31, 2014 include:

	2015	2014

One to four family mortgage loans -owner occupied	$66,748,890	$57,535,381
One to four family - investment	11,954,413	13,072,227
Multi-family mortgage loans	16,525,348	12,931,648
Nonresidential mortgage loans	12,217,500	11,346,832
Construction and land loans	3,111,478	1,847,056
Real estate secured lines of credit	10,439,284	9,345,010
Commercial loans	402,687	345,232
Other consumer loans	21,551	37,584
Total loans	121,421,151	106,460,970

Less:
Net deferred loan costs	(392,061)	(283,537)
Undisbursed portion of loans	666,313	907,069
Allowance for loan losses	1,366,968	1,350,000

Net loans	$119,779,931	$104,487,438

Risk characteristics applicable to each segment of the loan portfolio are described as follows:

One to Four Family Mortgage Loans and Real Estate Secured Lines of Credit: The one to four family mortgage loans and real estate secured lines of credit are secured by owner-occupied one to four family residences. Repayment of these loans is primarily dependent on the personal income and credit rating of the borrowers. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact either property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

One to Four Family Investment Property Loans: The one to four family investment property loans are secured by non-owner occupied one to four family residences. Repayment of these loans is primarily dependent on the net rental income and personal income of the borrowers. These loans are considered to be higher risk than owner occupied one to four family mortgage loans. Credit risk in these loans can be impacted by economic conditions within the Company’s market areas that might impact investment property vacancies, property values or a borrower’s personal income. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Multi-Family and Nonresidential Mortgage Loans: These loans typically involve larger principal amounts, and repayment of these loans is generally dependent on the successful operations of the property securing the loan or the business conducted on the property securing the loan. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s market areas.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Construction and Land Loans: Land loans are usually based upon estimates of costs and estimated value of the completed project and include independent appraisal reviews and a financial analysis of the developers and property owners. Sources of repayment of these loans may include permanent loans, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are considered to be higher risk than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. Credit risk in these loans may be impacted by the creditworthiness of a borrower, property values and the local economies in the Company’s market areas.

Commercial Loans: The commercial portfolio includes loans to commercial customers for use in financing working capital needs, equipment purchases and expansions. The loans in this category are repaid primarily from the cash flow of a borrower’s principal business operation. Credit risk in these loans is impacted by creditworthiness of a borrower and the economic conditions that impact the cash flow stability from business operations.

Other Consumer Loans: The consumer loan portfolio consists of various term and line of credit loans such as automobile loans and loans for other personal purposes. Repayment for these types of loans will come from a borrower’s income sources that are typically independent of the loan purpose. Credit risk is impacted by consumer economic factors (such as unemployment and general economic conditions in the Company’s market area) and the creditworthiness of a borrower.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$281,369	$415,496	$143,919	$214,671	$23,855	$263,535	$6,905	$250	$1,350,000
Provision charged to expense	122,463	(94,021)	(32,043)	(18,861)	19,685	27,278	1,485	66	26,052
Losses charged off	(21,236)	(7,307)	-	-	-	-	-	-	(28,543)
Recoveries	-	19,459	-	-	-	-	-	-	19,459
Balance, end of year	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968

Ending balance: Individually evaluated for impairment	$-	$47,101	$15,733	$-	$-	$-	$-	$-	$62,834

Ending balance: Collectively evaluated for impairment	$382,596	$286,526	$96,143	$195,810	$43,540	$290,813	$8,390	$316	$1,304,134
Loans:
Ending balance	$66,748,890	$11,954,413	$16,525,348	$12,217,500	$3,111,478	$10,439,284	$402,687	$21,551	$121,421,151

Ending balance: Individually evaluated for impairment	$191,308	$1,509,223	$939,852	$2,348,732	$298,562	$246,939	$-	$-	$5,534,616

Ending balance: Collectively evaluated for impairment	$66,557,582	$10,445,190	$15,585,496	$9,868,768	$2,812,916	$10,192,345	$402,687	$21,551	$115,886,535

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

	December 31, 2014
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$140,410	$520,486	$81,809	$124,529	$32,651	$74,777	$948	$921	$976,531
Provision charged to expense	295,377	150,287	62,110	88,132	(16,455)	188,758	5,957	(671)	773,495
Losses charged off	(154,418)	(271,717)	-	(50,000)	-	-	-	-	(476,135)
Recoveries	-	16,440	-	52,010	7,659	-	-	-	76,109
Balance, end of year	$281,369	$415,496	$143,919	$214,671	$23,855	$263,535	$6,905	$250	$1,350,000

Ending balance: Individually evaluated for impairment	$-	$47,101	$15,733	$14,774	$-	$-	$-	$-	$77,608

Ending balance: Collectively evaluated for impairment	$281,369	$368,395	$128,186	$199,897	$23,855	$263,535	$6,905	$250	$1,272,392
Loans:
Ending balance	$57,535,381	$13,072,227	$12,931,648	$11,346,832	$1,847,056	$9,345,010	$345,232	$37,584	$106,460,970

Ending balance: Individually evaluated for impairment	$639,646	$1,626,521	$1,277,877	$2,642,172	$309,723	$245,498	$-	$-	$6,741,437

Ending balance: Collectively evaluated for impairment	$56,895,735	$11,445,706	$11,653,771	$8,704,660	$1,537,333	$9,099,512	$345,232	$37,584	$99,719,533

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

The Company has adopted a standard grading system for all loans.

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

Special Mention (5) loans have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or in the Company’s credit position at some future date. Special mention loans are not adversely classified and do not expose the Company to sufficient risk to warrant adverse classification. Ordinarily, special mention credits have characteristics which corrective management action would remedy.

Substandard (6) loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

Doubtful (7) loans have all the weaknesses inherent in those classified Substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of current known facts, conditions and values, highly questionable and improbable.

Loss (8) loans are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off even though partial recovery may be affected in the future.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2015 and 2014:

	December 31, 2015
	One- to Four- Family Mortgage Loans – Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$66,468,612	$9,538,767	$15,874,527	$11,161,771	$3,111,478	$9,633,212	$402,687	$21,551	$116,212,605
Special mention	-	670,292	-	726,526	-	513,462	-	-	1,910,280
Substandard	280,278	1,745,354	650,821	329,203	-	292,610	-	-	3,298,266
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$66,748,890	$11,954,413	$16,525,348	$12,217,500	$3,111,478	$10,439,284	$402,687	$21,551	$121,421,151

	December 31, 2014
	One- to Four- Family Mortgage Loans – Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$56,905,639	$10,429,843	$11,779,906	$7,608,249	$1,537,333	$9,203,685	$345,232	$37,584	$97,847,471
Special mention	184,535	1,443,185	185,643	3,207,428	309,723	-	-	-	5,330,514
Substandard	445,207	1,199,199	966,099	531,155	-	141,325	-	-	3,282,985
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$57,535,381	$13,072,227	$12,931,648	$11,346,832	$1,847,056	$9,345,010	$345,232	$37,584	$106,460,970

Pass portfolio within table above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the year ended December 31, 2015.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2015 and December 31, 2014:

	December 31, 2015
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$113,731	$145,413	$10,806	$269,950	$66,478,940	$66,748,890	$-
One to Four Family - Investment	50,445	14,679	-	65,124	11,880,289	11,945,413	-
Multi-family mortgage loans	-	-	-	-	16,525,348	16,525,348	-
Nonresidential mortgage loans	-	-	-	-	12,217,500	12,217,500	-
Construction & Land Loans	-	-	-	-	3,111,478	3,111,478	-
Real estate secured lines of credit	592,090	-	-	592,090	9,847,194	10,439,284	-
Commercial Loans	-	-	-	-	402,687	402,687	-
Other consumer loans	-	6,599	-	6,599	14,952	21,551	-

Total	$756,266	$166,691	$10,806	$933,763	$120,478,388	$121,412,151	$-

	December 31, 2014
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$40,817	$-	$280,998	$321,815	$57,213,566	$57,535,381	$-
One to Four Family - Investment	18,664		58,500	77,164	12,995,063	13,072,227	-
Multi-family mortgage loans	-	-	393,668	393,668	12,537,980	12,931,648	-
Nonresidential mortgage loans	-	-	-	-	11,346,832	11,346,832	-
Construction & Land Loans	-	-	-	-	1,847,056	1,847,056	-
Real estate secured lines of credit	-	62,477	-	62,477	9,282,533	9,345,010	-
Commercial Loans	-	-	-	-	345,232	345,232	-
Other consumer loans	8,754	-	-	8,754	28,830	37,584	-

Total	$68,235	$62,477	$733,166	$863,878	$105,597,092	$106,460,970	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310, Receivables), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

The following tables present impaired loans at and for the years ended December 31, 2015 and 2014:

	December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$191,308	$191,307	$-	$186,030	$13,469
One to Four family - Investment	825,706	825,707	-	853,691	49,608
Multi-family mortgage loans	702,484	702,484	-	774,303	53,347
Nonresidential mortgage loans	2,348,732	2,348,732	-	2,345,569	138,788
Construction & Land loans	298,562	298,562	-	303,725	18,280
Real estate secured lines of credit	246,939	246,939	-	247,261	13,360
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	683,516	636,415	47,101	692,815	35,109
Multi-family mortgage loans	237,369	221,636	15,733	240,362	16,247
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$5,534,616	$5,471,782	$62,834	$5,643,756	$338,208

	December 31, 2014
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
One- to four-family mortgage loans	$639,646	$639,646	$-	$711,252	$32,031
One to Four family - Investment	925,324	925,324	-	956,649	51,483
Multi-family mortgage loans	1,034,871	1,034,871	-	1,050,064	72,294
Nonresidential mortgage loans	2,453,444	2,453,444	-	2,500,543	145,584
Construction & Land loans	309,723	309,723	-	314,506	20,251
Real estate secured lines of credit	245,498	245,498	-	246,323	12,156
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance:
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	701,197	701,197	47,101	709,447	33,791
Multi-family mortgage loans	243,006	243,006	15,733	244,882	15,378
Nonresidential mortgage loans	188,728	188,728	14,774	191,318	12,588
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$6,741,437	$6,741,437	$77,608	$6,924,984	$395,556

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Interest income recognized on a cash basis was not materially different than interest income recognized.

The following table presents the Company’s nonaccrual loans at December 31, 2015 and 2014. This table excludes performing TDRs.

	December 31,
	2015	2014

One- to four-family mortgage loans	$10,806	$280,997
One to four family - Investment	-	58,500
Multi-family mortgage loans	-	393,668
Nonresidential mortgage loans	-	-
Land loans	-	-
Real estate secured lines of credit	-	-
Commercial Loans	-	-
Other consumer loans	-	-

Total	$10,806	$733,165

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

At December 31, 2015 and 2014, the Company had a number of loans that were modified as TDRs and impaired. The modifications of terms included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding TDRs by class for the years ended December 31, 2015 and 2014.

Newly classified debt restructurings:

December 31, 2015
	Number of Loans	Pre- Modification Recorded Balance	Post-Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	1	$41,500	$16,270
Residential 1-4 family - Investment	-	-	-
Multifamily	-	-	-
Nonresidential mortgage loans	-	-	-
Construction & Land loans	-	-	-
Construction & Land loans	-	-	-
Real estate secured lines of credit	-	-	-
Commercial Loans	-	-	-
Consumer loans	-	-	-

	1	$41,500	$16,270

December 31, 2014
	Number of Loans	Pre- Modification Recorded Balance	Post-Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	-	$-	$-
Residential 1-4 family - Investment	1	49,661	49,661
Multifamily	3	519,187	560,872
Nonresidential mortgage loans	-	-	-
Construction & Land loans	-	-	-
Construction & Land loans	-	-	-
Real estate secured lines of credit	-	-	-
Commercial Loans	-	-	-
Consumer loans	-	-	-

	4	$568,848	$610,533

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

The TDRs described above did not increase the allowance for loan losses or result in any charge-offs during the years ended December 31, 2015 and 2014, respectively.

Newly restructured loans by type of modification:

December 31, 2015
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$-	$-	$16,270	$16,270
Residential 1-4 family - Investment	-	-	-	-
Multifamily	-	-	-	-
Nonresidential mortgage loans	-	-	-	-
Construction & Land loans	-	-	-	-
Construction & Land loans	-	-	-	-
Real estate secured lines of credit	-	-	-	-
Commercial Loans	-	-	-	-
Consumer loans	-	-	-	-

	$-	$-	$16,270	$16,270

December 31, 2014
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$-	$-	$-	$-
Residential 1-4 family - Investment	-	49,661	-	49,661
Multifamily	-	560,872	-	560,872
Nonresidential mortgage loans	-	-	-	-
Construction & Land loans	-	-	-	-
Construction & Land loans	-	-	-	-
Real estate secured lines of credit	-	-	-	-
Commercial Loans	-	-	-	-
Consumer loans	-	-	-	-

	$-	$610,533	$-	$610,533

The Company had no TDRs modified during the years ended December 31, 2015 and December 31, 2014 that subsequently defaulted.

As of December 31, 2015, borrowers with loans designated as TDRs and totaling $628,744 of residential real estate loans and $650,821 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms.

The carrying amount of foreclosed residential real estate property at December 31, 2015 was $29,666. There were no consumer mortgage loans in process of foreclosure at the end of the period.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	December 31,
	2015	2014

Land	$596,762	$596,762
Buildings and improvements	3,434,240	3,228,532
Furniture and equipment	835,836	778,896
	4,866,838	4,604,190
Less accumulated depreciation	(2,175,834)	(2,037,862)

Net premises and equipment	$2,691,004	$2,566,329

Note 5:	Loan Servicing

Loans serviced for others are not included in the accompanying balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balance of residential mortgage loans serviced for others was $59,435,362 and $54,945,418 at December 31, 2015 and 2014, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2015 and December 31, 2014:

	December 31,	December 31,
	2015	2014

Fair value as of the beginning of the period	$513,853	$519,194
Recognition of mortgage servicing rights on the sale of loans	123,414	69,583

Changes in fair value	(6,951)	(74,924)

Fair value at the end of the period	$630,316	$513,853

Contractually specified servicing fees were $145,194 and $128,303 for the periods ended December 31, 2015 and December 31, 2014, respectively.

Certain loan sale transactions with the Federal Home Loan Bank of Cincinnati (FHLB) provide for establishment of a Lender Risk Account (LRA). The LRA consists of amounts withheld from the loan sale proceeds by the FHLB for absorbing potential losses on those loans sold. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on those loans sold. The funds withheld to settle these potential losses totaled $2,385,454 and $2,030,247 at December 31, 2015 and December 31, 2014, respectively; however, these receivables are recorded at fair value at the time of sale, which includes consideration of potential credit losses, at the time of the establishment of the LRA. In the event that the credit losses do not exceed the withheld funds, the LRA agreements provide for payment of these funds to the Company in seven annual installments beginning five years after the sale date or in 26 annual installments, beginning five years after the sale date. The carrying value of the LRA is equal to the initial fair value plus an interest component less any cash receipts, which totaled $1,387,411 and $1,270,017 at December 31, 2015 and December 31, 2014, respectively. The Company had mandatory delivery contracts outstanding as of December 31, 2015 of $2,061,000.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Note 6:	Time Deposits

Time deposits in denominations of $250,000 or more were $6,212,408 and $4,068,341 at December 31, 2015 and December 31, 2014, respectively. Deposit amounts in excess of $250,000 are not insured by the FDIC.

At December 31, 2015 and December 31, 2014, the scheduled maturities of time deposits were as follows:

December 31, 2015

One year or less	$30,624,317
Over one year to two years	12,013,355
Over two years to three years	9,098,831
Over three years to four years	10,163,309
Over four years to five years	5,090,428
Thereafter	17,424

$67,007,664

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Interest expense for each major category of deposits was as follows:

	Years Ended December 31,
	2015	2014

Deposit Type:

Savings	$39,929	$20,286
Interest Bearing Demand	21,712	12,172
Certificates of Deposits	920,667	842,657

Total Deposit Expense	$982,308	$875,115

Note 7:	Federal Home Loan Bank Advances

Federal Home Loan Bank advances are secured by a blanket pledge of qualifying mortgage loans totaling $85,218,037 and $74,312,170 and the Company’s investment in Federal Home Loan Bank stock at December 31, 2015 and December 31, 2014, respectively. Advances, at interest rates ranging from 0.38% to 3.12%, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of Federal Home Loan Bank advances are as follows:

	December 31, 2015	December 31, 2014

One year or less	$9,200,000	$13,500,000
Over one year to two years	5,690,591	3,000,000
Over two years to three years	2,750,000	2,190,591
Over three years to four years	-	-
Over four years to five years	1,263,152	-
Thereafter	-	263,152
	18,903,743	18,953,743
Deferred prepayment penalty, net of amortization	(90,104)	(171,038)

	$18,813,639	$18,782,705

During 2014 and previous years, the Company prepaid certain Federal Home Loan Bank advances which resulted in prepayment penalties. There were prepayments that resulted in prepayment penalties in 2014 totaling $713,579. There were no prepayments that resulted in prepayment penalties in 2015.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Note 8:	Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2015 and December 31, 2014:

	Years Ended December 31,
	2015	2014

Taxes currently payable	$162,630	$15,704
Deferred income taxes	77,959	(249,223)

Income tax expense (benefit)	$240,589	$(233,519)

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	Years Ended December 31,
	2015	2014

Computed at the statutory rate (34%)	$272,078	$(194,725)
Increase resulting from
Bank Owned Life Insurance	(31,616)	(30,492)
Other	127	(8,302)

Actual tax expense (benefit)	$240,589	$(233,519)

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	Years Ended December 31,
	2015	2014

Computed at the statutory rate (34%)	34.00%	34.00%
Increase resulting from
Bank Owned Life Insurance	(3.95)%	(5.32)%
Other	0.02%	(1.45)%

Effective tax rate	30.07%	27.23%

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

The tax effects of temporary differences related to deferred taxes shown on the balance sheets at December 31, 2015 and December 31, 2014 were:

	December 31,	December 31,
	2015	2014

Deferred tax assets
Allowance for loan losses	$464,769	$459,000
Loans held for sale	17,363	14,403
Unrealized gains on available-for-sale securities	713	-
Directors' Retirement Plan	143,172	131,225
Other	-	12,523
	626,017	617,151
Deferred tax liabilities
Deferred loan costs	(133,301)	(96,402)
Prepaid penalties on FHLB advances	(30,635)	(58,153)
Dividends on FHLB stock	(167,129)	(167,129)
Mortgage servicing rights	(214,307)	(174,710)
FHLB lender risk account receivable	(471,720)	(431,805)
Unrealized gains on available-for-sale securities	-	(3,350)
	(1,017,092)	(931,549)

Net deferred tax liability	$(391,075)	$(314,398)

Retained earnings at both December 31, 2015 and December 31, 2014, include approximately $766,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $260,000 at December 31, 2015 and December 31, 2014.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Note 9:	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, included in equity, are as follows:

	December 31,
	2015	2014

Net unrealized (loss) gain on available for sale securities	$(2,096)	$9,852
Directors' Retirement Plan prior service costs	(368,290)	(373,637)
Tax benefit	126,020	123,672

Net of tax amount	$(244,366)	$(240,113)

Note 10:	Regulatory Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Company’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 2015 and December 31, 2014, the Company met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

As of December 31, 2015, the most recent notification from the Office of the Comptroller of the Currency categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Company must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Company’s category.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

The Company’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2015

Total risk-based capital (to risk-weighted assets)	$18,772	18.6%	$8,067	8.0%	$10,083	10.0%

Tier I capital (to risk-weighted assets)	17,511	17.4%	6,050	6.0%	8,067	8.0%

Common Equity Tier I capital (to risk-weighted assets)	17,511	17.4%	4,537	4.5%	6,554	6.5%

Tier I capital (to adjusted total assets)	17,511	12.2%	5,745	4.0%	7,181	5.0%

As of December 31, 2014

Total risk-based capital (to risk-weighted assets)	$12,618	14.4%	$7,032	8.0%	$8,790	10.0%

Tier I capital (to risk-weighted assets)	11,516	13.1%	3,516	4.0%	5,274	6.0%

Common Equity Tier I capital (to risk-weighted assets)	n/a	n/a	n/a	n/a	n/a	n/a

Tier I capital (to adjusted total assets)	11,516	9.1%	5,039	4.0%	6,299	5.0%

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Following is a reconciliation of the Company’s equity capital under accounting principles generally accepted in the United States of America to Tier 1 and Total risk-based capital:

	December 31,
	2015	2014
	(in thousands)

Regulatory Capital:
Stockholders' Equity	$17,657	$11,469
Disallowed servicing and other	-	(193)
Accumulated other comprehensive loss	244	240
Tier 1 risk -based capital	17,901	11,516
Eligible Allowance for loan losses (1)	1,261	1,102
Total risk-based capital	$19,162	$12,618

(1)	Limited to 1.25% of risk-weighted assets

Note 11:	Related Party Transactions

At December 31, 2015 and December 31, 2014, the Company had loans outstanding to executive officers, directors and their affiliates (related parties) totaling $1,035,000 and $0, respectively. In management’s opinion, such loans and other extensions of credit are consistent with sound lending practices and are within applicable regulatory lending limitations. In management’s opinion these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Company at December 31, 2015 and December 31, 2014 totaled $501,941 and $378,291, respectively.

Note 12:	Employee and Director Benefits

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s contributions to the plan are determined annually by the Board of Directors of Cincinnati Federal. Contributions to the plan were $84,412 and $75,147 for the year ended December 31, 2015 and the year ended December 31, 2014, respectively.

In connection with the conversion to an entity owned by stockholders, the Company established an Employee Stock Ownership Plan (ESOP) for the exclusive benefit of eligible employees. The ESOP borrowed funds from the Company in an amount sufficient to purchase 67,397 shares (approximately 3.92% of the common stock sold in the stock offering). The loan is secured by the shares purchased and will be repaid by the ESOP with funds from contributions made by the Company and dividends received by the ESOP. Contributions will be applied to repay interest on the loan first, then the remainder will be applied to principal. The loan is expected to be repaid over a period of up to 15 years. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants in proportion to their compensation, relative to total compensation of all active participants. Participants will vest in their accrued benefits under the ESOP at the rate of 20 percent per year after two years of service. Vesting is accelerated upon retirement, death or disability of the participant, or a change in control of the Company. Forfeitures will be reallocated to remaining plan participants. Benefits may be payable upon retirement, death, disability, separation from service, or termination of the ESOP.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $41,606 the year ended December 31, 2015.

	Shares	Amount

Balance, beginning of year	-	$-

New Shares purchased	67,397	673,970

Shares released to participants	4,493	44,931

Share allocated to participants	-	-

Balance, end of period	62,904	$629,039

The stock price at the formation date of the ESOP was $10.00. The aggregate fair value of the 67,397 unallocated shares at December 31, 2015 was $624,096.

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. At December 31, 2015, the fair value of these shares is $41,606. In addition, there are no outstanding shares held by former employees that are subject to an ESOP related repurchase option.

In addition, effective July 2014, the Company provides post-retirement benefits to directors of the Company. The Company accounts for the policies in accordance with ASC 715-60 Defined Benefit Plans, which requires companies to recognize a liability and related compensation costs that provide a benefit to a director extending to post-retirement periods. The liability is recognized based on the substantive agreement with the director.

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

	December 31,
	2015	2014

Change in benefit obligation:
Beginning of year	$385,960	$-
Service cost	14,635	6,546
Interest cost	15,721
(Gain)/Loss	19,778	8,076
Prior service cost	-	386,338
Benefits paid	(15,000)	(15,000)

End of year	$421,094	$385,960

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	December 31,	December 31,
	2015	2014

Prior service cost	$-	$(373,594)
Net (gain)/loss	$-	$-

The accumulated benefit obligation for the benefit plan was $421,094 and $385,960 at December 31, 2015, December 31, 2014, respectively.

The estimated prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $25,280.

	December 31,	December 31,
	2015	2014

Components of net periodic benefit cost:
Service cost	$14,635	$6,546
Interest Cost	15,721	8,076
(Gain)/Loss recognized	-	-
Prior service cost	25,280	12,744

	$55,636	$27,366

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

The retiree accrued liability expected to be reversed from the plan as of December 31, 2015 and December 31, 2014 is as follows:

	December 31, 2015	December 31, 2014

One year or less	$15	$15
Over one year to two years	15	15
Over two years to three years	15	15
Over three years to four years	30	15
Over four years to five years	30	30
Thereafter	120	135

	$225	$225

Significant assumptions for the benefit plan liability include the following as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014

Weighted average assumptions used to determine benefit cost obligation:

Discount Rate	3.93%	4.32%

Note 13:	Operating Lease Income

The Company has three noncancellable operating leases where it acts as lessor to three different tenants for office space. One lease expires in November 2021 and has three additional renewal options for five years each. The other two leases expire in June 2016. Rental income for these leases was $129,585 and $129,056 for the years ended December 31, 2015 and December 31, 2014, respectively.

Future minimum lease receipts under the operating lease are:

December 31, 2015

One year or less	$96,888
Over one year to two years	67,452
Over two years to three years	67,452
Over three years to four years	67,452
Over four years to five years	67,452
Thereafter	67,452

Total minimum lease receipts	$434,148

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Note 14:	Disclosures About Fair Value of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and December 31, 2014:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2015
Mortgage-backed securities of government sponsored entities	$2,493,300	$-	$2,493,300	$-
Mortgage servicing rights	$630,316	$-	$-	$630,316

December 31, 2014
Mortgage-backed securities of government sponsored entities	$3,371,075	$-	$3,371,075	$-
Mortgage servicing rights	$513,853	$-	$-	$513,853

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on recurring basis and recognized in the accompanying balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Available-for-sale Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using quoted prices of securities with similar characteristics or independent asset pricing services and pricing models, the inputs of which are market-based or independently sourced market parameters, including, but not limited to, yield curves, interest rates, volatilities, prepayments, defaults, cumulative loss projections and cash flows. Such securities are classified in Level 2 of the valuation hierarchy. In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	December 31,	December 31,
	2015	2014

Fair value as of the beginning of the period	$513,853	$519,194
Recognition of mortgage servicing rights on the sale of loans	123,414	69,583

Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(6,951)	(74,924)

Fair value at the end of the period	$630,316	$513,853

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2015 and December 31, 2014:

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

	Fair Value at 12/31/2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$-	Market comparable properties	Marketability discount	10%-15% (12%)
Mortgage servicing rights	630,316	Discounted cash flow	Discount rate PSA prepayment speeds	10% 114%-321%

	Fair Value at 9/30/2015 (Unaudited)	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$-	Market comparable properties	Marketability discount	10%-15% (12%)
Mortgage servicing rights	607,374	Discounted cash flow	Discount rate PSA prepayment speeds	8% 153%-406%

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

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency by management. Appraisers are selected from the list of approved appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by management by comparison to historical results.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2015 and 2014:

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

	Fair Value at 12/31/2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$-	Market comparable properties	Marketability discount	10%-15% (12%)
Mortgage servicing rights	630,316	Discounted cash flow	Discount rate PSA prepayment speeds	10% 114%-321%

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

Loans Held for Sale

Fair value of loans held for sale is based on quoted market prices, where available, or is determined by discounting estimated cash flows using interest rates approximating the Company’s current origination rates for similar loans and adjusted to reflect the inherent credit risk.

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

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. Fair value of long-term debt is based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market. If a quoted market price is not available, an expected present value technique is used to estimate fair value.

Advances from Borrowers for Taxes and Insurance and Interest Payable

The carrying amount approximates fair value.

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2015 and 2014, the fair value of commitments was not material.

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2015
Financial Assets:
Cash and cash equivalents	$8,304,539	$8,304,539	$-	$-
Loans held for sale	2,444,179	-	2,495,247	-
Loans, net of allowance for loan losses	119,779,931	-	-	122,321,686
Federal Home Loan Bank stock	888,100	888,100	-	-
Interest receivable	359,103	-	359,103	-
Federal Home Loan Bank lender risk account receivable	1,387,411	-	-	1,433,904

Financial Liabilities:
Deposits	103,014,720	36,007,056	67,881,776	-
Federal Home Loan Bank advances	18,813,639	-	19,215,565	-
Advances from borrowers for taxes
and insurance	1,281,036	-	1,281,036	-
Interest payable	17,131	-	17,131	-

December 31, 2014
Financial Assets:
Cash and cash equivalents	$7,340,881	$7,340,881	$-	$-
Loans held for sale	1,546,868	-	1,589,231	-
Loans, net of allowance for loan losses	104,487,438	-	-	107,586,116
Federal Home Loan Bank stock	888,100	888,100	-	-
Interest receivable	316,535	-	316,535	-
Federal Home Loan Bank lender risk account receivable	1,270,017	-	-	1,333,878

Financial Liabilities:
Deposits	93,477,771	35,875,532	53,384,659	-
Federal Home Loan Bank advances	18,782,705	-	19,158,354	-
Advances from borrowers for taxes and insurance	1,019,208	-	1,019,208	-
Interest payable	16,692	-	16,692	-

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and Cash Equivalents and Interest-bearing Time Deposits

The carrying amount of cash, short-term instruments and time deposits approximate fair value and are classified as Level 1.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Held-to-Maturity Securities

The fair value of held-to-maturity securities was estimated by using pricing models that contain market pricing and information, quoted prices of securities with similar characteristics or discounted cash flows that use credit-adjusted discount rates, resulting in a Level 2 classification.

Loans

Fair values of loans are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values, resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value of collateral as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Federal Home Loan Bank Stock

It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Accrued Interest Receivable and Payable

The carrying amounts of accrued interest approximate fair value, resulting in a Level 2 classification.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

Federal Home Loan Bank Advances

The fair values of FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Off Balance Sheet Instruments

Fair values of off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Note 15:	Commitments and Credit Risk

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

Forward sale commitments are commitments to sell groups of residential mortgage loans that the Company originates or purchases as part of its mortgage banking activities. The Company commits to sell the loans at specified prices in a future period. These commitments are acquired to reduce market risk on mortgage loans in the process of origination and mortgage loans held for sale since the Company is exposed to interest rate risk during the period between issuing a loan commitment and the sale of the loan into the secondary market.

The dollar amount of commitments to fund fixed rate loans at December 31, 2015 and 2014 follows:

	December, 31		December 31,
	2015		2014
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$2,259,178	3.125% - 4.625%	$4,378,965	3.25% - 4.25%

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

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Loan commitments outstanding at December 31, 2015 and December 31, 2014 were composed of the following:

	December 31,
	2015	2014

Commitments to originate loans	$2,628,860	$1,208,350
Forward sale commitments	4,888,038	4,378,965
Lines of credit	8,986,553	7,259,949

Note 16:	Recent Accounting Pronouncements

FASB ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued Accounting Standards Update No. 2014-04. The amendments in this update provide clarification on when an in-substance repossession or foreclosure occurs, including when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, when to derecognize the loan and recognize the foreclosed property. The amendments in this update are effective for public business entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. Management is currently in the process of evaluating the impact of the adoption of the amended guidance on the Company’s financial statements.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

FASB ASU 2014-11, Transfers and Servicing

Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued in June 2014. The amendments in this Update require disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. This Update also requires certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in this Update were effective for public business entities for the first interim or annual period beginning after December 15, 2014. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and for disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB ASU 2016-02, Leases (Topic 842)

ASU No. 2016-02 was issued in February 2016 and requires a lessee to recognize in the statement of financial position a liability to make lease payments (“the lease liability”) and a right to use the underlying asset for the lease term, initially measured at the present value of the lease payments. When measuring assets and liabilities arising from a lease, the lessee should include payments to be made in optional periods only if the lessee is reasonably certain, as defined, to exercise an option to the lease or not to exercise an option to terminate the lease. Optional payments to purchase the underlying asset should be included if the lessee is reasonably certain it will exercise the purchase option. Most variable lease payments should be excluded except for those that depend on an index or a rate or are in substance fixed payments.

A lessee shall classify a lease as a finance lease if it meets any of the five listed criteria:

a.	The lease transfers ownership of the underlying asset to the lessee by the end of the lease term.
b.	The lease grants the lessee an option to purchase the underlying asset that the lessee is reasonably certain to exercise.
c.	The lease term is for the major part of the remaining economic life of the underlying asset.
d.	The present value of the sum of the lease payments and any residual value guaranteed by the lessee equals or exceeds substantially all of the fair value of the underlying asset.
e.	The underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

For finance leases, a lessee shall recognize in the statement of comprehensive income interest on the lease liability separately from the amortization of the right-of-use asset. Amortization of the right-to-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term.

Note 17:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the company:

Condensed Balance Sheet

2015
Assets

Cash and due from banks	$391,155
Investment in bank	17,266,245

Total Assets	17,657,400

Temporary Equity

ESOP shares subject to mandatory redemption	41,606

Stockholders' Equity	17,615,794

Total liability and stockholders' equity	17,657,400

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Condensed Statement of Operations and Comprehensive Income

2015

Equity in undistributed income of subsidiary	131,244

Net Income	131,244

Condensed Statement of Cash Flows

2015
Operating Activities

Net Income	$131,244

Items not requiring (providing) cash

Equity in undistributed income of subsidiary	(131,244)
Compensation expense on allocated ESOP shares	41,606

Net cash provided by operating activities	41,606

Investing Activities	-

Investment in bank	(5,241,606)

Financing Activities

Net proceeds from stock conversion	5,591,155

Net change in Cash and due from banks	391,155
Cash and due at beginning of year	-
Cash and due at end of year	$391,155

Net income for the parent only is reported for the period beginning October 14, 2015.

Cincinnati Bancorp and Subsidiary

Notes to the Consolidated Financial Statements

Note 18:	Change In Corporate Form

On October 14, 2015, the Company completed its reorganization into the mutual holding company structure with the establishment of Cincinnati Bancorp as a mid-tier holding company and parent of Cincinnati Federal. CF Mutual Holding Company was established as the mutual holding company for Cincinnati Bancorp.

The Bank converted to stock ownership followed by the issuance of all the Bank’s outstanding stock to Cincinnati Bancorp. Pursuant to the Plan, the Company determined the total offering value and number of shares of common stock based upon an independent appraiser’s valuation. The stock was priced at $10.00 per share.  In addition, the company’s Board of Directors adopted an employee stock ownership plan (ESOP) which subscribed for 3.92% of the common stock of Cincinnati Bancorp sold in the offering.

 Cincinnati Bancorp was organized as a corporation under the laws of the United States and sold 45% of its common stock to the Company’s eligible members, the ESOP and certain other persons. CF Mutual Holding Company was organized as a mutual holding company under the laws of the United States and owns 55% of the common stock of Cincinnati Bancorp.

The costs of issuing the common stock were deducted from the sales proceeds of the offering.

