Form 10-Q
period 2016-03-31
Cincinnati Bancorp
filed 2016-05-13
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-55529

Cincinnati Bancorp

(Exact name of registrant as specified in its charter)

Federal	47-4931771
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6581 Harrison Avenue, Cincinnati, Ohio	45247
(Address of Principal Executive Offices)	(Zip Code)

(513) 574-3025

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

As of May 9, 2016, 1,719,250 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 945,587 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp

Condensed Consolidated Balance Sheets

March 31, 2016 (Unaudited) and December 31, 2015

	March 31,	December 31,
	2016	2015
	(Unaudited)

Assets
Cash and due from banks	$4,049,432	$3,401,351
Interest-bearing demand deposits in banks	6,687,274	4,903,188

Cash and cash equivalents	10,736,706	8,304,539

Available-for-sale securities	2,208,898	2,493,300
Loans held for sale	2,383,333	2,444,179
Loans, net of allowance for loan losses of $1,347,264 and $1,366,968, respectively	123,247,402	119,779,931
Premises and equipment, net	2,655,569	2,691,004
Federal Home Loan Bank stock	888,100	888,100
Foreclosed assets held for sale	-	29,666
Interest receivable	378,660	359,103
Mortgage servicing rights	629,315	630,316
Federal Home Loan Bank lender risk account receivable	1,372,560	1,387,411
Bank Owned Life Insurance	3,106,534	3,084,985
Other assets	262,466	149,362

Total assets	$147,869,543	$142,241,896

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$16,222,560	$14,259,500
Savings	23,003,894	21,747,556
Certificates of Deposits	68,707,247	67,007,664
Total deposits	107,933,701	103,014,720

Federal Home Loan Bank advances	20,275,072	18,813,639
Advances from borrowers for taxes and insurance	884,027	1,281,036
Interest payable	18,833	17,131
Directors deferred compensation	420,800	421,093
Other liabilities	624,497	1,036,877

Total liabilities	130,156,930	124,584,496

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	51,648	41,606

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value 1,719,250 issued and outstanding at March 31, 2016 and December 31, 2015	17,192	17,192
Additional paid-in-capital	6,191,769	6,203,002
Unearned ESOP Shares	(617,806)	(629,039)
Retained earnings - substantially restricted	12,305,238	12,269,005
Accumulated other comprehensive loss	(235,428)	(244,366)

Total equity	17,660,965	17,615,794

Total liabilities and stockholders' equity	$147,869,543	$142,241,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)

Interest and Dividend Income
Loans, including fees	$1,271,371	$1,157,339
Securities	4,208	8,758
Dividends on Federal Home Loan Bank stock and other	9,995	8,965
Total interest and dividend income	1,285,574	1,175,062

Interest Expense
Deposits	266,982	217,496
Federal Home Loan Bank advances	65,226	71,479
Total interest expense	332,208	288,975

Net Interest Income	953,366	886,087

Provision for Loan Losses	-	32,052

Net Interest Income After Provision for Loan Losses	953,366	854,035

Noninterest Income
Gain on sales of loans	241,413	346,832
Mortgage servicing fees	36,347	33,746
Other	108,580	120,082
Total noninterest income	386,340	500,660

Noninterest Expense
Salaries and employee benefits	635,856	613,927
Occupancy and equipment	90,177	92,070
Directors compensation	72,500	62,500
Data processing	127,268	118,901
Professional fees	53,755	50,341
Franchise tax	33,996	23,250
Deposit insurance premiums	24,767	24,497
Advertising	34,254	26,724
Software Licenses	17,736	17,589
Loan costs	62,127	31,313
Net losses on sales of foreclosed asset	637	750
Other	142,835	120,884
Total noninterest expense	1,295,908	1,182,746

Income Before Income Tax	43,798	171,949

Provision for Income Taxes	7,564	52,760

Net Income	$36,234	$119,189

Earnings per share - basic and diluted	$0.02	N/A

Weighted-average shares outstanding - basic and diluted	1,656,346	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)

Net Income	$36,234	$119,189

Other Comprehensive Income:
Net unrealized gains on available-for-sale securities	2,571	12,376
Tax expense	(874)	(4,208)
Changes in directors' retirement plan prior service costs	10,971	1,376
Tax expense	(3,730)	(468)
Other comprehensive income	8,938	9,076

Comprehensive Income	$45,172	$128,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016	2015

Operating Activities
Net income	$36,234	$119,189
Items not requiring (providing) cash:
Depreciation and amortization	35,435	34,234
Provision for loan losses	-	32,052
Amortization of premiums and discounts on securities	7,504	7,447
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	11,433	24,634
Change in deferred income taxes	(9,169)	31,900
Gain on sale of loans	(241,413)	(346,832)
Proceeds from the sale of loans held for sale	9,201,077	12,884,478
Origination of loans held for sale	(8,898,818)	(13,338,500)
Net loss on sale of foreclosed assets	637	750
Income from Bank Owned Life insurance	(21,549)	(22,844)
ESOP shares earned	10,042	-
Changes in:
Interest receivable	(19,557)	(29,438)
Mortgage servicing rights	1,001	(56,135)
Federal Home Loan Bank lender risk account receivable	14,851	(29,192)
Other assets	(113,104)	(460,661)
Interest payable	1,701	723
Other liabilities	(397,137)	(40,848)
Net cash used in operating activities	(380,832)	(1,189,043)

Investing Activities
Proceeds from maturities of available-for-sale securities	279,469	197,103
Net change in loans	(3,467,471)	(5,211,114)
Purchase of premises and equipment	-	(30,876)
Proceeds from sales of foreclosed assets	29,029	134,536
Net cash used in investing activities	(3,158,973)	(4,910,351)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2016 and 2015 (Unaudited)

	Three Months Ended March 31,
	2016	2015
Financing Activities
Net increase in deposits	4,918,981	3,143,865
Proceeds from Federal Home Loan Bank advances	21,620,000	6,500,000
Repayment of Federal Home Loan Bank advances	(20,170,000)	(3,500,000)
Net decrease in advances from borrowers for taxes and insurance	(397,009)	(329,655)
Net cash provided by financing activities	5,971,972	5,814,210

Increase (decrease) in Cash and Cash Equivalents	2,432,167	(285,184)
Cash and Cash Equivalents, Beginning of Year	8,304,539	7,340,881
Cash and Cash Equivalents, End of Year	$10,736,706	$7,055,697

Supplemental Cash Flows Information
Interest paid	$330,506	$288,252
Income taxes paid	210,000	-
Real estate acquired in settlement of loans	-	62,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operation and Conversion

Cincinnati Bancorp (“Cincinnati Bancorp” and, together with Cincinnati Federal, the “Company”) is the parent holding company of Cincinnati Federal (the “Bank”) and the majority-owned subsidiary of CF Mutual Holding Company (“CF Mutual”), a Federally-chartered mutual holding company.

The Bank is a federally chartered thrift institution and is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Hamilton County, Ohio and surrounding areas. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

On October 14, 2015, the Bank completed a mutual-to-stock conversion pursuant to which it became the wholly-owned subsidiary of Cincinnati Bancorp and CF Mutual was established as the mutual holding company of Cincinnati Bancorp. As part of the conversion transaction, Cincinnati Bancorp sold, in a subscription offering and at a price of $10.00 per share, 45% of its common stock to the Bank’s eligible members, to the Bank’s employee stock ownership plan (“ESOP”) and to certain other persons. The total offering value and the number of shares was based on an independent appraiser’s valuation. The remaining 55% of the common stock was issued to CF Mutual. Cincinnati Bancorp’s common stock is currently quoted on the OTCPink Market, operated by OTC Markets Group, Inc., under the symbol “CNNB.”

The accompanying unaudited condensed consolidated financial statements of the Company were prepared in accordance with the instructions for Form 10-Q and Article 8 of Regulation S-X and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company as of December 31, 2015 included in Cincinnati Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of March 31, 2016 and the results of operation for the three months ended March 31, 2016 and 2015. All interim amounts have not been audited and results of operations for the three months ended March 31, 2016, included herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 include the accounts of Cincinnati Bancorp, the Bank and the Bank’s wholly-owned subsidiary, Cincinnati Federal Investment Services, LLC. All significant intercompany items have been eliminated.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:

March 31, 2016:
Mortgage-backed securities of government sponsored entities	$2,208,423	$14,908	$(14,433)	$2,208,898

December 31, 2015:
Mortgage-backed securities of government sponsored entities	$2,495,396	$18,602	$(20,698)	$2,493,300

The Company had no sales of investment securities during the three months ended March 31, 2016 and March 31, 2015. The Company had not pledged any of its investment securities as of March 31, 2016 or December 31, 2015.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of available-for-sale securities at March 31, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Mortgage-backed securities of government sponsored entities	$2,208,423	$2,208,898	$2,495,396	$2,493,300

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at March 31, 2016 and December 31, 2015 was $1,632,746 and $1,723,706, respectively, which is approximately 74% and 69%, respectively of the Company’s investment portfolio.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporary impaired, aggregated by investment class and length of time that individual securities have been in continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2016
Mortgage-backed securities of government sponsored entities	$-	$-	$1,632,746	$(14,433)	$1,632,746	$(14,433)

December 31, 2015
Mortgage-backed securities of government sponsored entities	$-	$-	$1,723,706	$(20,698)	$1,723,706	$(20,698)

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at March 31, 2016 and December 31, 2015 include:

	March 31,	December 31,
	2016	2015

One to four family mortgage loans -owner occupied	$69,549,406	$66,748,890
One to four family - investment	11,525,599	11,954,413
Multi-family mortgage loans	17,464,660	16,525,348
Nonresidential mortgage loans	11,786,409	12,217,500
Construction and land loans	3,461,534	3,111,478
Real estate secured lines of credit	10,740,642	10,439,284
Commercial loans	388,015	402,687
Other consumer loans	19,822	21,551
Total loans	124,936,087	121,421,151

Less:
Net deferred loan costs	(395,390)	(392,061)
Undisbursed portion of loans	736,811	666,313
Allowance for loan losses	1,347,264	1,366,968

Net loans	$123,247,402	$119,779,931

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2016 and 2015 and year ended December 31, 2015:

	Three Months Ended March 31, 2016 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968
Provision charged to expense	-	-	-	-	-	-	-	-	-
Losses charged off	(19,704)	-	-	-	-	-	-	-	(19,704)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$362,892	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,347,264

Ending balance: Individually evaluated for impairment	$-	$47,101	$15,733	$-	$-	$-	$-	$-	$62,834

Ending balance: Collectively evaluated for impairment	$362,892	$286,526	$96,143	$195,810	$43,540	$290,813	$8,390	$316	$1,284,430
Loans:
Ending balance	$69,549,406	$11,525,599	$17,464,660	$11,786,409	$3,461,534	$10,740,642	$388,015	$19,822	$124,936,087

Ending balance: Individually evaluated for impairment	$186,645	$1,486,500	$772,268	$2,206,788	$295,665	$245,940	$-	$-	$5,193,806

Ending balance: Collectively evaluated for impairment	$69,362,761	$10,039,099	$16,692,392	$9,579,621	$3,165,869	$10,494,702	$388,015	$19,822	$119,742,281

	Three Months Ended March 31, 2015 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$281,369	$415,496	$143,919	$214,671	$23,855	$263,535	$6,905	$250	$1,350,000
Provision charged to expense	6,810	(52,388)	5,641	23,441	57,792	(9,154)	(209)	119	32,052
Losses charged off	(19,974)	(7,307)	-	-	-	-	-	-	(27,281)
Recoveries	-	12,000	-	-	-	-	-	-	12,000
Balance, end of period	$268,205	$367,801	$149,560	$238,112	$81,647	$254,381	$6,696	$369	$1,366,771

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year Ended December 31, 2015
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$281,369	$415,496	$143,919	$214,671	$23,855	$263,535	$6,905	$250	$1,350,000
Provision charged to expense	122,463	(94,021)	(32,043)	(18,861)	19,685	27,278	1,485	66	26,052
Losses charged off	(21,236)	(7,307)	-	-	-	-	-	-	(28,543)
Recoveries	-	19,459	-	-	-	-	-	-	19,459
Balance, end of year	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968

Ending balance: Individually evaluated for impairment	$-	$47,101	$15,733	$-	$-	$-	$-	$-	$62,834

Ending balance: Collectively evaluated for impairment	$382,596	$286,526	$96,143	$195,810	$43,540	$290,813	$8,390	$316	$1,304,134
Loans:
Ending balance	$66,748,890	$11,954,413	$16,525,348	$12,217,500	$3,111,478	$10,439,284	$402,687	$21,551	$121,421,151

Ending balance: Individually evaluated for impairment	$191,308	$1,509,223	$939,852	$2,348,732	$298,562	$246,939	$-	$-	$5,534,616

Ending balance: Collectively evaluated for impairment	$66,557,582	$10,445,190	$15,585,496	$9,868,768	$2,812,916	$10,192,345	$402,687	$21,551	$115,886,535

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	(Unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$69,235,090	$9,133,119	$16,815,685	$10,744,549	$3,461,534	$9,932,398	$388,015	$19,822	$119,730,212
Special mention	-	663,689	-	716,109	-	517,903	-	-	1,897,701
Substandard	314,316	1,728,791	648,975	325,751	-	290,341	-	-	3,308,174
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$69,549,406	$11,525,599	$17,464,660	$11,786,409	$3,461,534	$10,740,642	$388,015	$19,822	$124,936,087

	December 31, 2015
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$66,468,612	$9,538,767	$15,874,527	$11,161,771	$3,111,478	$9,633,212	$402,687	$21,551	$116,212,605
Special mention	-	670,292	-	726,526	-	513,462	-	-	1,910,280
Substandard	280,278	1,745,354	650,821	329,203	-	292,610	-	-	3,298,266
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$66,748,890	$11,954,413	$16,525,348	$12,217,500	$3,111,478	$10,439,284	$402,687	$21,551	$121,421,151

Pass portfolio within table above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2016.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	(Unaudited)
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$170,404	$-	$48,675	$219,079	$69,330,327	$69,549,406	$-
One to Four Family - Investment	109,755	-	-	109,755	11,415,844	11,525,599	-
Multi-family mortgage loans	-	-	-	-	17,464,660	17,464,660	-
Nonresidential mortgage loans	-	-	-	-	11,786,409	11,786,409	-
Construction & Land Loans	-	-	-	-	3,461,534	3,461,534	-
Real estate secured lines of credit	10,124	-	-	10,124	10,730,518	10,740,642	-
Commercial Loans	-	-	-	-	388,015	388,015	-
Other consumer loans	6,064	-	-	6,064	13,758	19,822	-

Total	$296,347	$-	$48,675	$345,022	$124,591,065	$124,936,087	$-

	December 31, 2015
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$113,731	$145,413	$10,806	$269,950	$66,478,940	$66,748,890	$-
One to Four Family - Investment	50,445	14,679	-	65,124	11,889,289	11,954,413	-
Multi-family mortgage loans	-	-	-	-	16,525,348	16,525,348	-
Nonresidential mortgage loans	-	-	-	-	12,217,500	12,217,500	-
Construction & Land Loans	-	-	-	-	3,111,478	3,111,478	-
Real estate secured lines of credit	592,090	-	-	592,090	9,847,194	10,439,284	-
Commercial Loans	-	-	-	-	402,687	402,687	-
Other consumer loans	-	6,599	-	6,599	14,952	21,551	-

Total	$756,266	$166,691	$10,806	$933,763	$120,487,388	$121,421,151	$-

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans at March 31, 2016, March 31, 2015 and December 31, 2015:

	March 31, 2016 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$186,645	$186,645	$-	$220,964	$4,345
One to Four family - Investment	806,860	806,860	-	818,841	13,431
Multi-family mortgage loans	536,038	536,038	-	536,970	7,722
Nonresidential mortgage loans	2,206,788	2,206,788	-	2,112,106	33,792
Construction & Land loans	295,665	295,665	-	297,116	4,464
Real estate secured lines of credit	245,940	245,940	-	246,750	3,602
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	679,640	632,539	47,101	682,323	9,274
Multi-family mortgage loans	236,230	220,497	15,733	237,075	4,543
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$5,193,806	$5,130,972	$62,834	$5,152,145	$81,173

	As of December 31, 2015			Three months ended March 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$191,308	$191,307	$-	$488,316	$6,114
One to Four family - Investment	825,706	825,706	-	874,898	12,223
Multi-family mortgage loans	702,484	702,484	-	786,776	12,679
Nonresidential mortgage loans	2,348,732	2,348,732	-	2,438,518	35,235
Construction & Land loans	298,562	298,562	-	307,887	4,632
Real estate secured lines of credit	246,939	246,939	-	246,665	4,032
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	683,516	636,415	47,101	699,279	7,731
Multi-family mortgage loans	237,369	221,636	15,733	242,394	3,309
Nonresidential mortgage loans	-	-	-	188,162	3,295
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$5,534,616	$5,471,781	$62,834	$6,272,895	$89,250

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Income recognized on a cash basis was not materially different than interest income recognized.

The following table presents the nonaccrual loans at March 31, 2016 and December 31, 2015. This table excludes performing troubled debt restructurings.

	March 31,	December 31,
	2016	2015

One- to four-family mortgage loans	$48,675	$10,806
One to four family - Investment	-	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Land loans	-	-
Real estate secured lines of credit	-	-
Commercial Loans	-	-
Other consumer loans	-	-

Total	$48,675	$10,806

At March 31, 2016, the Company had no loans that were modified in troubled debt restructurings and impaired.

At December 31, 2015, the Company had loans that were modified in troubled debt restructurings and impaired. The modifications of terms included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding troubled debt restructurings by class for the year ended December 31, 2015.

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

The TDRs described above did not increase the allowance for loan losses or result in any charge-offs during the year ended December 31, 2015.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Newly restructured loans by type of modification at the dates indicated:

March 31, 2016 (Unaudited)
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$-	$-	$-	$-
Residential 1-4 family - Investment	-	-	-	-
Multifamily	-	-	-	-
Nonresidential mortgage loans	-	-	-	-
Construction & Land loans	-	-	-	-
Construction & Land loans	-	-	-	-
Real estate secured lines of credit	-	-	-	-
Commercial Loans	-	-	-	-
Consumer loans	-	-	-	-

	$-	$-	$-	$-

December 31, 2015
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$-	$-	$16,270	$16,270
Residential 1-4 family - Investment	-	-	-	-
Multifamily	-	-	-	-
Nonresidential mortgage loans	-	-	-	-
Construction & Land loans	-	-	-	-
Construction & Land loans	-	-	-	-
Real estate secured lines of credit	-	-	-	-
Commercial Loans	-	-	-	-
Consumer loans	-	-	-	-

	$-	$-	$16,270	$16,270

There were no troubled debt restructurings modified during the three months ended March 31, 2016 and the year ended December 31, 2015 that subsequently defaulted.

As of March 31, 2016, borrowers with loans designated as TDRs totaling $625,000 of residential real estate loans and $649,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. The Bank had no loans that did not meet the criteria for placement back on accrual status.

There were no foreclosed real estate properties or consumer mortgage loans in process of foreclosure at March 31, 2016 and December 31, 2015.

NOTE 4:	Earnings Per Share

Basic Earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at March 31, 2016 or March 31, 2015.

The computations are as follows:

	Three months ended March 31,
	2016	2015

Weighted-average common shares outstanding (basic and diluted)	1,656,346	N/A

NOTE 5:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of March 31, 2016 and December 31, 2015, the Company met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

A new rule requiring a Capital Conservation Buffer began phase-in on January 1, 2016. Under the fully-implemented rule, a financial institution will need to maintain a Capital Conservation Buffer composed of Common Equity Tier 1 Capital of at least 2.5% above its minimum risk-weighted capital requirements to avoid limitations on its ability to make capital distributions, including dividend payments to shareholders and certain discretionary bonus payments to executive officers. A financial institution with a buffer below 2.5% will be subject to increasingly stringent limitations on capital distributions as the buffer approaches zero.

As of the most recent notification from their regulators, the Company and Bank were categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  Management believes that no conditions or events have occurred since the last notification that would change the Bank's category.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company’s actual capital amounts and ratios are also presented in the following table:

As of March 31, 2016

Total risk-based capital (to risk-weighted assets)	$18,826	18.7%	$8,065	8.0%	$10,081	10.0%

Tier I capital (to risk-weighted assets)	17,565	17.4%	6,049	6.0%	8,065	8.0%

Common Equity Tier I capital (to risk-weighted assets)	17,565	17.4%	4,537	4.5%	6,553	6.5%

Tier I capital (to adjusted total assets)	17,565	12.2%	5,782	4.0%	7,228	5.0%

As of December 31, 2015

Total risk-based capital (to risk-weighted assets)	$18,772	18.6%	$8,067	8.0%	$10,083	10.0%

Tier I capital (to risk-weighted assets)	17,511	17.4%	6,050	6.0%	8,067	8.0%

Common Equity Tier I capital (to risk-weighted assets)	17,511	17.4%	4,537	4.5%	6,554	6.5%

Tier I capital (to adjusted total assets)	17,511	12.2%	5,745	4.0%	7,181	5.0%

NOTE 6:	Disclosure About Fair Values of Assets and Liabilities

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2016 and December 31, 2015:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

March 31, 2016
Mortgage-backed securities of government sponsored entities	$2,208,898	$-	$2,208,898	$-
Mortgage servicing rights	629,315	-	-	629,315

December 31, 2015
Mortgage-backed securities of government sponsored entities	$2,493,300	$-	$2,493,300	$-
Mortgage servicing rights	630,316	-	-	630,316

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2016	2015
	(Unaudited)

Fair value as of the beginning of the period	$630,316	$513,853
Recognition of mortgage servicing rights on the sale of loans	29,829	10,268
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(30,830)	45,867

Fair value at the end of the period	$629,315	$569,988

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring Level 3 fair value measurements at March 31, 2016 and December 31, 2015:

	Fair Value at 3/31/2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$629,315	Discounted cash flow	Discount rate PSA prepayment speeds	10% 97%-299%

	Fair Value at 12/31/2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$630,316	Discounted cash flow	Discount rate PSA prepayment speeds	10% 114%-321%

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2016 and December 31, 2015, the fair value of commitments was not material.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2016
Financial Assets:
Cash and cash equivalents	$10,736,706	$10,736,706	$-	$-
Loans held for sale	2,383,333	-	2,443,833	-
Loans, net of allowance for loan losses	123,247,402	-	-	127,907,152
Federal Home Loan Bank stock	888,100	888,100	-	-
Interest receivable	378,660	-	378,660	-
Federal Home Loan Bank lender risk account receivable	1,372,560	-	-	1,508,400

Financial Liabilities:
Deposits	107,933,701	39,226,454	69,383,750	-
Federal Home Loan Bank advances	20,275,072	-	20,498,777	-
Advances from borrowers for taxes and insurance	884,027	-	884,027	-
Interest payable	18,833	-	18,833	-

December 31, 2015
Financial Assets:
Cash and cash equivalents	$8,304,539	$8,304,539	$-	$-
Loans held for sale	2,444,179	-	2,495,247	-
Loans, net of allowance for loan losses	119,779,931	-	-	122,321,686
Federal Home Loan Bank stock	888,100	888,100	-	-
Interest receivable	359,103	-	359,103	-
Federal Home Loan Bank lender risk account receivable	1,387,411	-	-	1,433,904

Financial Liabilities:
Deposits	103,014,720	36,007,056	67,881,776	-
Federal Home Loan Bank advances	18,813,639	-	19,215,565	-
Advances from borrowers for taxes and insurance	1,281,036	-	1,281,036	-
Interest payable	17,131	-	17,131	-

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7:	Commitments and Credit Risk

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

The dollar amount of commitments to fund fixed rate loans at March 31, 2016 and December 31, 2015 follows:

	March 31,		December, 31
	2016		2015
	(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$10,247,309	3.00% - 4.625%	$2,259,178	3.125% - 4.625%

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan commitments outstanding at March 31, 2016 and December 31, 2015 were composed of the following:

	March 31,	December 31,
	2016	2015
	(Unaudited)

Commitments to originate loans	$3,114,596	$2,628,860
Forward sale commitments	12,657,219	4,888,038
Lines of credit	9,038,589	8,986,553

NOTE 8:	Accumulated Other Comprehensive Loss

The components of other comprehensive loss by component, net of tax, included in equity for the three months ended March 31, 2016 and the year ended December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015

Net unrealized (loss) gain on available for sale securities	$474	$(2,096)
Directors’ Retirement Plan prior service costs	(357,318)	(368,290)
Tax benefit	121,416	126,020

Net of tax amount	$(235,428)	$(244,366)

NOTE 9:	Recent Accounting Pronouncements

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

FASB ASU 2014-11, Transfers and Servicing

Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued in June 2014. The amendments in this Update require disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. This Update also requires certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in this Update were effective for public business entities for the first interim or annual period beginning after December 15, 2014. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, and for disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. Management is currently in the process of evaluating the impact of the adoption of the amended guidance on the Company’s condensed consolidated financial statements.

FASB ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40), Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure

In January 2014, the FASB issued Accounting Standards Update No. 2014-04. The amendments in this update provide clarification on when an in-substance repossession or foreclosure occurs, including when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan, when to derecognize the loan and recognize the foreclosed property. The amendments in this update are effective for public business entities for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Cincinnati Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2015.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total Assets. Total assets were $147.9 million at March 31, 2016, an increase of $5.6 million, or 4.0%, over the $142.2 million at December 31, 2015. The increase resulted primarily from increases in cash and cash equivalents of $2.4 million and net loans of $3.5 million, offset in part by a decrease of $284,000 in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.4 million, or 29.3%, to $10.7 million at March 31, 2016 from $8.3 million at December 31, 2015. This increase was primarily the result of deposit growth of $4.9 million and additional FHLB borrowings of $1.5 million offset in part by funding an increase in net loans of $3.5 million.

Net Loans. Net loans increased $3.5 million, or 2.9%, to $123.2 million at March 31, 2016 from $119.8 million at December 31, 2015. During the period ended March 31, 2016, we originated $8.8 million of loans, $4.9 million of which were one- to four- family residential real estate loans, $1.3 million were multi-family loans, $1.7 million were home equity lines of credit, and $856,000 were construction and land loans. In the period ending March 31, 2016, we sold $8.9 million of one to four family residential loans, on both a servicing–retained and servicing–released basis. Management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

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

Loans Held for Sale. Loans held for sale remained relatively the same at March 31, 2016 from December 31, 2015 at $2.4 million.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of government-sponsored mortgage-backed securities, decreased $284,000, or 11.4%, to $2.2 million at March 31, 2016 from $2.5 million at December 31, 2015. There were no securities purchases during the period and $279,000 in maturities, the remaining difference was due to the change in market values within the portfolio during the three months ended March 31, 2016.

Deposits. Deposits increased $4.9 million, or 4.8%, to $107.9 million at March 31, 2016 from $103.0 million at December 31, 2015. Our core deposits increased $3.2 million, or 8.9%, to $39.2 million at March 31, 2016 from $36.0 million at December 31, 2015. The increase was primarily the result of marketing efforts directed at increasing demand deposit accounts. The primary marketing effort involved offering a one-time bonus payment of up to $300 to open a new checking account with direct deposit. Time deposits increased $1.7 million, or 2.5%, to $68.7 million at March 31, 2016 from $67.0 million at December 31, 2015. The increase in time deposits was primarily due to promotional offering rates on certain terms to increase retail certificate deposit balances. Certificates originated through the National CD Rateline service declined $1.2 million to $19.3 million at March 31, 2016. During the period ended March 31, 2016, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Stockholders’ Equity. Stockholders’ equity increased $45,000, or .3%, to $17.7 million at March 31, 2016 from $17.6 million at December 31, 2015. The increase resulted from net income for the period of $36,000 and an increase in accumulated other comprehensive income of $9,000.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and March 31, 2015

General. Net income for the quarter ended March 31, 2016 was $36,000, compared to net income of $119,000 for the quarter ended March 31, 2015, a decrease of 83,000, or 69.6%. The decrease was primarily due to an $114,000 decrease in noninterest income and a $114,000 increase in noninterest expense partially offset by an increase in net interest income of $67,000 and a decrease in the provision of loan losses of $32,000.

Interest Income. Interest income increased $110,000, or 9.4%, to $1.3 million for the quarter ended March 31, 2016 from the comparable quarter in 2015. Interest income on loans increased $114,000, or 9.9% to $1.3 million as of March 31, 2016 compared to $1.2 million as of March 31, 2015. The average balance of loans during the three months ended March 31, 2016 increased $18.1 million to $124.4 million compared to $106.3 million for the three months ended March 31, 2015. The average yield on loans decreased 26 basis points to 4.09% for the three months ended March 31, 2016 from 4.35% for the three months ended March 31, 2015. Interest income on securities available-for-sale decreased $5,000 primarily due to a 42 basis point decrease in average yield on the securities portfolio and a $905,000 decrease in the balance of the average securities portfolio during the quarter ended March 31, 2016. Interest income on other investments remained little changed increasing $1,000 in the first quarter of 2016 compared to the same quarter in 2015.

Interest Expense. Total interest expense increased 43,000, or 15.0%, to $332,000 for the quarter ended March 31, 2016 from $289,000 for the quarter ended March 31, 2015. Interest expense on deposit accounts increased $49,000, or 22.8%, to $267,000 for the quarter ended March 31, 2016 from $217,000 for the quarter ended March 31, 2015. The increase between comparable quarters in 2016 from 2015 was primarily due to a $29,000 increase in interest expense on certificates of deposit resulting from a $9.2 million, or 15.6%, increase in the average balance of these certificates. Checking interest expense increased $21,000 from the comparable quarter in 2015. The increases in interest expense in the checking accounts reflect bonus promotions on deposit accounts. The average balances in interest bearing and non-interest bearing accounts during the three months ended March 31, 2016 increased $3.3 million to $15.1 million compared to $11.8 million for the three months ended March 31, 2015. Savings interest expense decreased during the quarter ended March 31, 2016 by 1,000 from the comparable quarter in 2015.

Interest expense on FHLB advances decreased $6,000, or 8.79%, to $65,000 for the quarter ended March 31, 2016 from $71,000 for the quarter ended March 31, 2015. The average balance of advances decreased $1.0 million to $19.5 million for the quarter ended March 31, 2016 from $20.5 million for the same quarter in 2015, while the average cost of these advances decreased 5 basis points to 1.33% from 1.38%. The decrease in the average cost of advances results from the repayment of certain higher rate advances and the use of lower costing, short term cash management advances.

Net Interest Income. Net interest income increased $67,000, or 7.6%, to $953,000 for the quarter ended March 31, 2016 compared to $886,000 the quarter ended March 31, 2015. Average interest-earning assets increased $17.7 million primarily due to a $18.1 million increase in average outstanding loans during the quarter. Average interest-bearing liabilities increased $8.1 million from the same quarter in 2015 due to the funding needed for the increase in lending during the first quarter of 2016. The interest rate spread decreased 17 basis points to 2.99% for the quarter ended March 31, 2016 compared to 3.16% at quarter ended March 31, 2015. The net interest margin decreased 23 basis points to 2.97% for the first quarter of 2016 from 3.20% for the quarter ended March 31, 2015. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. The provision for loan losses decreased $32,000, or 100.0%, as there was no provision for loan losses recorded for the quarter ended March 31, 2016. $32,000 was provided for the same quarter in 2015. The decrease in the provision for loan losses was based on managements’ evaluation and was primarily due to the improving quality of the loan portfolio as total delinquencies and other nonperforming loans decreased.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable losses which were inherent in the loan portfolio at March 31, 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $114,000, or 22.8%, to $386,000 for the quarter ended March 31, 2016 from $501,000 for the comparable quarter in 2015. The decrease was primarily due to a $105,000 decrease in gain on the sale of loans to $242,000 during the quarter ended March 31, 2016 compared to $347,000 for the quarter ended March 31, 2015. The decrease was due to a decrease in loan volume during the first quarter of 2016 compared to the same quarter in 2015. Other income decreased $12,000, or 9.6%, to 109,000. The decrease in other non-interest income was primarily due to a $31,000 decrease in the fair value of mortgage servicing rights in the quarter ended March 31, 2016 compared to an increase of $46,000 in the fair value of mortgage servicing rights for the quarter ended March 31, 2015. The decrease was offset by increases in fee income on loan originations of $51,000 and increased checking fee income of $4,000.

Non-Interest Expense. Non-interest expense increased $113,000, or 9.6%, to $1.3 million for the quarter ended March 31, 2016 compared to $1.2 million for the quarter ended March 31, 2015. The increase was due primarily to a $22,000, or 3.6%, increase in salary and employee benefits to $636,000 in the first quarter of 2016 from $614,000 for the comparable quarter in 2015 caused by increased staffing demands, normal salary increases, ESOP expense and employee education assistance expense. Data processing expense increased $8,000, or 7.0%, to $127,000 during the quarter ended March 31, 2016 from $119,000 for the quarter ended March 31, 2015. The increase was due to bank growth. Other non-interest expense increased $22,000, or 18.2%, to $143,000 during the first quarter of 2015 from $121,000 for the comparable quarter in 2015 due primarily to increased costs related to the consulting services and printing and filing fees related to being a public company. Loan costs increased $31,000, or 98.4%, to $62,000 compared to $31,000 for the comparable period in 2015.

Federal Income Taxes. Federal income taxes decreased $45,000 due to decreased pre-tax income for the quarter ending March 31, 2016 compared to pre-tax income for the quarter ended March 31, 2015.

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

	For the Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$124,358	$1,271	4.09%	$106,306	$1,157	4.35%
Securities	2,356	4	0.68	3,261	9	1.10
Other (1)	1,766	10	2.27	1,245	9	2.89
Total interest-earning assets	128,480	1,285	4.14	110,812	1,175	4.24
Non-interest-earning assets	16,078			17,970
Total assets	$144,558			$128,782

Interest-bearing liabilities:
Savings	$22,100	$5	0.09	$24,361	$6	0.10
Interest-bearing demand	5,550	25	1.80	3,368	4	0.48
Certificates of deposit	68,067	237	1.39	58,861	208	1.41
Total deposits	95,717	267	1.12	86,590	218	1.00
Borrowings	19,516	65	1.33	20,545	71	1.38
Total interest-bearing liabilities	115,233	332	1.15	107,135	289	1.08
Non-interest-bearing Demand	9,593			8,436
Other non-interest-bearing liabilities	2,434			1,695
Total non- interest-bearing liabilities	12,027			10,131
Total equity	17,298			11,516
Total liabilities and total equity	$144,558			$128,782
Net interest income		$953			$886
Net interest rate spread (2)			2.99%			3.16%
Net interest-earning assets (3)	$13,247			$3,677
Net interest margin (4)			2.97%			3.20%
Average interest-earning assets to interest-bearing liabilities			111.50%			103.43%

(1)	Consists of FHLB-Cincinnati stock, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary source of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At March 31, 2016 we had $20.3 million outstanding in advances from the FHLB. At March 31, 2016 we had the capacity to borrow an additional $16.5 million at March 31, 2016. The Bank had additional lines of credit with two commercial banks totaling $6.5 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities was $381,000 for the three months ended March 31, 2016, and $1.2 million for the period ended March 31, 2015. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $3.2 million for the three months ended March 31, 2016, and $4.9 million for the period ended March 31, 2015. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $6.0 million for the three months ended March 31, 2016, and $5.8 million for the period ended March 31, 2015 resulting from our strategy of increasing retail checking and certificate accounts to fund loan originations.

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

Cincinnati Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At March 31, 2016, Cincinnati Bancorp (on an unconsolidated, stand-alone basis) had liquid assets of $380,000.

At March 31, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $17.6 million, or 12.2% of adjusted total assets, which is above the well-capitalized required level of $7.2 million, or 5.0%; total risk-based capital of $18.8 million, or 18.7% of risk-weighted assets, which is above the well-capitalized required level of $10.1 million, or 10.0%; and common equity tier 1 risk based capital of $17.6 million, or 17.4%, of risk weighted assets, which is above the well-capitalized required level of $6.6 million, or 6.5%. At December 31, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $17.5 million, or 12.2% of adjusted total assets, which is above the well-capitalized required level of $7.2 million, or 5.0%; and total risk-based capital of $18.8 million, or 18.6% of risk-weighted assets, which is above the well-capitalized required level of $10.1 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at March 31, 2016, and December 31, 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Registrant is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on March 11, 2015, as subsequently amended.

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: May 13, 2016	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: May 13, 2016	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

