Form 10-Q
period 2016-06-30
Cincinnati Bancorp
filed 2016-08-15
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 000-55529

Cincinnati Bancorp

(Exact name of registrant as specified in its charter)

Federal	47-4931771
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

6581 Harrison Avenue, Cincinnati, Ohio	45247
(Address of Principal Executive Offices)	(Zip Code)

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

YES ☐   NO ☒

As of August 8, 2016, 1,719,250 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 945,587 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$3,149,480	$3,401,351
Interest-bearing demand deposits in banks	6,945,207	4,903,188

Cash and cash equivalents	10,094,687	8,304,539

Available-for-sale securities	2,069,867	2,493,300
Loans held for sale	2,941,834	2,444,179
Loans, net of allowance for loan losses of $1,347,264 and $1,366,968, respectively	127,911,665	119,779,931
Premises and equipment, net	2,627,223	2,691,004
Federal Home Loan Bank stock	908,000	888,100
Foreclosed assets held for sale	-	29,666
Interest receivable	384,149	359,103
Mortgage servicing rights	662,684	630,316
Federal Home Loan Bank lender risk account receivable	1,427,553	1,387,411
Bank Owned Life Insurance	3,128,072	3,084,985
Other assets	198,383	149,362

Total assets	$152,354,117	$142,241,896

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$15,924,833	$14,259,500
Savings	22,212,885	21,747,556
Certificates of Deposits	66,293,822	67,007,664
Total deposits	104,431,540	103,014,720

Federal Home Loan Bank advances	28,286,505	18,813,639
Advances from borrowers for taxes and insurance	625,659	1,281,036
Interest payable	20,283	17,131
Directors deferred compensation	420,508	421,093
Other liabilities	691,080	1,036,877

Total liabilities	134,475,575	124,584,496

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	61,701	41,606

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value 1,719,250 issued and outstanding at June 30, 2016 and December 31, 2015	17,192	17,192
Additional paid-in-capital	6,180,537	6,203,002
Unearned ESOP Shares	(606,573)	(629,039)
Retained earnings - substantially restricted	12,445,154	12,269,005
Accumulated other comprehensive loss	(219,469)	(244,366)

Total equity	17,816,841	17,615,794

Total liabilities and stockholders' equity	$152,354,117	$142,241,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Income

Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Interest and Dividend Income
Loans, including fees	$1,298,774	$1,230,354	$2,570,145	$2,387,693
Securities	5,083	7,464	9,291	16,222
Dividends on Federal Home Loan Bank stock and other	10,243	8,775	20,238	17,740
Total interest and dividend income	1,314,100	1,246,593	2,599,674	2,421,655

Interest Expense
Deposits	309,396	246,526	576,378	464,022
Federal Home Loan Bank advances	68,355	83,902	133,581	155,381
Total interest expense	377,751	330,428	709,959	619,403

Net Interest Income	936,349	916,165	1,889,715	1,802,252

Provision for Loan Losses	-	9,000	-	41,052

Net Interest Income After Provision for Loan Losses	936,349	907,165	1,889,715	1,761,200

Noninterest Income
Gain on sales of loans	505,031	485,894	746,444	832,726
Mortgage servicing fees	39,508	33,746	75,855	68,040
Other	122,247	179,875	230,827	299,409
Total noninterest income	666,786	699,515	1,053,126	1,200,175

Noninterest Expense
Salaries and employee benefits	682,948	656,311	1,318,804	1,270,238
Occupancy and equipment	111,744	99,341	201,921	191,411
Directors compensation	62,500	62,500	135,000	125,000
Data processing	140,667	116,551	267,935	235,452
Professional fees	48,292	41,939	102,047	92,280
Franchise tax	35,250	23,250	69,246	46,500
Deposit insurance premiums	21,308	25,848	46,075	50,345
Advertising	67,798	40,552	102,052	67,276
Software Licenses	18,939	18,511	36,675	36,100
Loan costs	66,490	131,436	128,617	162,749
Net losses on sales of foreclosed assets	-	8,913	637	9,663
Other	142,877	110,797	285,712	231,681
Total noninterest expense	1,398,813	1,335,949	2,694,721	2,518,695

Income Before Income Tax	204,322	270,731	248,120	442,680

Provision for Income Taxes	64,407	82,120	71,971	134,880

Net Income	$139,915	$188,611	$176,149	$307,800

Earnings per share - basic and diluted	0.08	N/A	0.11	N/A

Weighted-average shares outstanding - basic and diluted	1,657,469	N/A	1,656,908	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Comprehensive Income

Three Months and Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income	$139,915	$188,611	$176,149	$307,800

Other Comprehensive Income:
Net unrealized gains (losses) on available-for-sale securities	13,211	(13,078)	15,781	(702)
Tax (expense) benefit	(4,492)	4,447	(5,366)	239
Changes in directors' retirement plan prior service costs	10,971	1,376	21,942	2,750
Tax expense	(3,730)	(468)	(7,461)	(935)
Other comprehensive income (loss)	15,960	(7,723)	24,896	1,352

Comprehensive Income	$155,875	$180,888	$201,045	$309,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Six Months Ended June 30,
	2016	2015

Operating Activities
Net income	$176,149	$307,800
Items not requiring (providing) cash:
Depreciation and amortization	68,526	66,527
Provision for loan losses	-	41,052
Amortization of premiums and discounts on securities	13,045	15,149
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	22,866	49,268
Change in deferred income taxes	(44,692)	68,541
Gain on sale of loans	(746,444)	(832,726)
Proceeds from the sale of loans held for sale	24,209,302	25,643,939
Origination of loans held for sale	(23,960,513)	(26,229,535)
Net loss on sale of foreclosed assets	637	9,663
Income from Bank Owned Life insurance	(43,087)	(45,951)
ESOP shares earned	20,095	-
Changes in:
Interest receivable	(25,046)	(34,640)
Mortgage servicing rights	(32,368)	(119,183)
Federal Home Loan Bank lender risk account receivable	(40,142)	(62,428)
Other assets	(49,021)	(696,616)
Interest payable	3,152	3,674
Other liabilities	(292,573)	199,771
Net cash used in operating activities	(720,114)	(1,615,695)

Investing Activities
Proceeds from maturities of available-for-sale securities	426,169	402,538
Purchase of Federal Home Loan Bank stock	(19,900)	-
Net change in loans	(8,131,734)	(8,747,020)
Purchase of premises and equipment	(4,745)	(166,707)
Proceeds from sales of foreclosed assets	29,029	184,668
Net cash used in investing activities	(7,701,181)	(8,326,521)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2016 and 2015 (Unaudited)

	Six Months Ended June 30,
	2016	2015

Financing Activities
Net increase in deposits	1,416,820	10,488,239
Proceeds from Federal Home Loan Bank advances	65,520,000	11,250,000
Repayment of Federal Home Loan Bank advances	(56,070,000)	(9,750,000)
Net decrease in advances from borrowers for taxes and insurance	(655,377)	(518,773)
Net cash provided by financing activities	10,211,443	11,469,466

Increase in Cash and Cash Equivalents	1,790,148	1,527,250
Cash and Cash Equivalents, Beginning of Year	8,304,539	7,340,881
Cash and Cash Equivalents, End of Year	$10,094,687	$8,868,131

Supplemental Cash Flows Information
Interest paid	$706,807	$615,729
Income taxes paid	265,000	(123,392)
Real estate acquired in settlement of loans	-	135,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operation and Conversion

Cincinnati Bancorp (“Cincinnati Bancorp” and, together with Cincinnati Federal, the “Company”) is the parent holding company of Cincinnati Federal (the “Bank”) and the majority-owned subsidiary of CF Mutual Holding Company (“CF Mutual”), a Federally-chartered mutual holding company.

The Bank is a federally chartered thrift institution and is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Hamilton County, Ohio and surrounding areas. The Bank is subject to competition from other financial institutions. The Bank is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities. During the second quarter of 2016, Cincinnati Federal ceased the operations of the Bank’s wholly-owned subsidiary, Cincinnati Federal Investment Services, LLC. The termination of Cincinnati Federal Investment Services, LLC did not have a material impact on operations.

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of June 30, 2016 and the results of operation for the three months and six months ended June 30, 2016 and 2015. All interim amounts have not been audited and results of operations for the three months and six months ended June 30, 2016, included herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015 include the accounts of Cincinnati Bancorp and the Bank. All significant intercompany items have been eliminated.

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:

June 30, 2016:
Mortgage-backed securities of government sponsored entities	$2,056,182	$19,313	$(5,628)	$2,069,867

December 31, 2015:
Mortgage-backed securities of government sponsored entities	$2,495,396	$18,602	$(20,698)	$2,493,300

The Company had no sales of investment securities during the three and six month periods ended June 30, 2016 and 2015. The Company had not pledged any of its investment securities as of June 30, 2016 or December 31, 2015.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of available-for-sale securities at June 30, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Mortgage-backed securities of government sponsored entities	$2,056,182	$2,069,867	$2,495,396	$2,493,300

Totals	$2,056,182	$2,069,867	$2,495,396	$2,493,300

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at June 30, 2016 and December 31, 2015 was $830,495 and $1,723,706, respectively, which is approximately 40% and 69%, respectively of the Company’s investment portfolio.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporary impaired, aggregated by investment class and length of time that individual securities have been in continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2016:
Mortgage-backed securities of government sponsored entities	$-	$-	$830,495	$(5,628)	$830,495	$(5,628)

December 31, 2015:
Mortgage-backed securities of government sponsored entities	$-	$-	$1,723,706	$(20,698)	$1,723,706	$(20,698)

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at June 30, 2016 and December 31, 2015 include:

	June 30,	December 31,
	2016	2015

One to four family mortgage loans -owner occupied	$71,863,451	$66,748,890
One to four family - investment	11,139,160	11,954,413
Multi-family mortgage loans	20,273,959	16,525,348
Nonresidential mortgage loans	11,573,848	12,217,500
Construction and land loans	2,672,224	3,111,478
Real estate secured lines of credit	11,617,191	10,439,284
Commercial loans	561,658	402,687
Other consumer loans	17,620	21,551
Total loans	129,719,111	121,421,151

Less:
Net deferred loan costs	(436,894)	(392,061)
Undisbursed portion of loans	897,076	666,313
Allowance for loan losses	1,347,264	1,366,968

Net loans	$127,911,665	$119,779,931

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2016 and 2015 and year ended December 31, 2015:

	Six Months Ended June 30, 2016 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968
Provision charged to expense	(13,484)	(21,628)	14,726	5,113	(3,140)	15,046	3,414	(47)	-
Losses charged off	(19,704)	-	-	-	-	-	-	-	(19,704)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$349,408	$311,999	$126,602	$200,923	$40,400	$305,859	$11,804	$269	$1,347,264

Ending balance: Individually evaluated for impairment	$-	$47,101	$15,733	$-	$-	$-	$-	$-	$62,834

Ending balance: Collectively evaluated for impairment	$349,408	$264,898	$110,869	$200,923	$40,400	$305,859	$11,804	$269	$1,284,430
Loans:
Ending balance	$71,863,451	$11,139,160	$20,273,959	$11,573,848	$2,672,224	$11,617,191	$561,658	$17,620	$129,719,111

Ending balance: Individually evaluated for impairment	$667,620	$1,277,131	$768,892	$199,542	$-	$39,000	$-	$-	$2,952,185

Ending balance: Collectively evaluated for impairment	$71,195,831	$9,862,029	$19,505,067	$11,374,306	$2,672,224	$11,578,191	$561,658	$17,620	$126,766,926

	Three Months Ended June 30, 2016 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$362,892	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,347,264
Provision charged to expense	(13,484)	(21,628)	14,726	5,113	(3,140)	15,046	3,414	(47)	-
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$349,408	$311,999	$126,602	$200,923	$40,400	$305,859	$11,804	$269	$1,347,264

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2015 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$281,369	$415,496	$143,919	$214,671	$23,855	$263,535	$6,905	$250	$1,350,000
Provision charged to expense	142,784	(111,192)	41,734	(63,365)	22,143	6,835	2,001	112	41,052
Losses charged off	(21,237)	(7,307)	-	-	-	-	-	-	(28,544)
Recoveries	-	12,000	-	-	-	-	-	-	12,000

Balance, end of period	$402,916	$308,997	$185,653	$151,306	$45,998	$270,370	$8,906	$362	$1,374,508

	Three Months Ended June 30, 2015 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$268,205	$367,801	$149,560	$238,112	$81,647	$254,381	$6,696	$369	$1,366,771
Provision charged to expense	135,974	(58,804)	36,093	(86,806)	(35,649)	15,989	2,210	(7)	9,000
Losses charged off	(1,263)	-	-	-	-	-	-	-	(1,263)
Recoveries	-	-	-	-	-	-	-	-	-

Balance, end of period	$402,916	$308,997	$185,653	$151,306	$45,998	$270,370	$8,906	$362	$1,374,508

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year Ended December 31, 2015
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$281,369	$415,496	$143,919	$214,671	$23,855	$263,535	$6,905	$250	$1,350,000
Provision charged to expense	122,463	(94,021)	(32,043)	(18,861)	19,685	27,278	1,485	66	26,052
Losses charged off	(21,236)	(7,307)	-	-	-	-	-	-	(28,543)
Recoveries	-	19,459	-	-	-	-	-	-	19,459
Balance, end of year	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968

Ending balance: Individually evaluated for impairment	$-	$47,101	$15,733	$-	$-	$-	$-	$-	$62,834

Ending balance: Collectively evaluated for impairment	$382,596	$286,526	$96,143	$195,810	$43,540	$290,813	$8,390	$316	$1,304,134
Loans:
Ending balance	$66,748,890	$11,954,413	$16,525,348	$12,217,500	$3,111,478	$10,439,284	$402,687	$21,551	$121,421,151

Ending balance: Individually evaluated for impairment	$191,308	$1,509,223	$939,852	$2,348,732	$298,562	$246,939	$-	$-	$5,534,616

Ending balance: Collectively evaluated for impairment	$66,557,582	$10,445,190	$15,585,496	$9,868,768	$2,812,916	$10,192,345	$402,687	$21,551	$115,886,535

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	(Unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$71,643,703	$8,728,642	$19,627,763	$10,547,500	$2,672,224	$10,760,034	$561,658	$17,620	$124,559,144
Special mention	-	699,563	-	704,110	-	617,789	-	-	2,021,462
Substandard	219,748	1,710,955	646,196	322,238	-	239,368	-	-	3,138,505
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$71,863,451	$11,139,160	$20,273,959	$11,573,848	$2,672,224	$11,617,191	$561,658	$17,620	$129,719,111

	December 31, 2015
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$66,468,612	$9,538,767	$15,874,527	$11,161,771	$3,111,478	$9,633,212	$402,687	$21,551	$116,212,605
Special mention	-	670,292	-	726,526	-	513,462	-	-	1,910,280
Substandard	280,278	1,745,354	650,821	329,203	-	292,610	-	-	3,298,266
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$66,748,890	$11,954,413	$16,525,348	$12,217,500	$3,111,478	$10,439,284	$402,687	$21,551	$121,421,151

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three or six months ended June 30, 2016.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	(Unaudited)
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$86,845	$112,596	$48,465	$247,906	$71,615,545	$71,863,451	$-
One to Four Family - Investment	11,980	-	-	11,980	11,127,180	11,139,160	-
Multi-family mortgage loans	-	-	-	-	20,273,959	20,273,959	-
Nonresidential mortgage loans	-	-	-	-	11,573,848	11,573,848	-
Construction & Land Loans	-	-	-	-	2,672,224	2,672,224	-
Real estate secured lines of credit	-	27,913	10,060	37,973	11,579,218	11,617,191	-
Commercial Loans	-	-	-	-	561,658	561,658	-
Other consumer loans	-	-	-	-	17,620	17,620	-

Total	$98,825	$140,509	$58,525	$297,859	$129,421,252	$129,719,111	$-

	December 31, 2015
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$113,731	$145,413	$10,806	$269,950	$66,478,940	$66,748,890	$-
One to Four Family - Investment	50,445	14,679	-	65,124	11,889,289	11,954,413	-
Multi-family mortgage loans	-	-	-	-	16,525,348	16,525,348	-
Nonresidential mortgage loans	-	-	-	-	12,217,500	12,217,500	-
Construction & Land Loans	-	-	-	-	3,111,478	3,111,478	-
Real estate secured lines of credit	592,090	-	-	592,090	9,847,194	10,439,284	-
Commercial Loans	-	-	-	-	402,687	402,687	-
Other consumer loans	-	6,599	-	6,599	14,952	21,551	-

Total	$756,266	$166,691	$10,806	$933,763	$120,487,388	$121,421,151	$-

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans at June 30, 2016, June 30, 2015 and December 31, 2015:

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2016			June 30, 2016		June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$667,620	$667,620	$-	$668,079	1,241	$668,725	$5,586
One to Four family - Investment	602,218	602,218	-	605,629	5,930	610,909	19,361
Multi-family mortgage loans	534,098	534,098	-	534,701	9,905	535,998	17,627
Nonresidential mortgage loans	199,542	199,542	-	200,935	3,173	202,874	6,382
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	39,000	39,000	-	39,891	507	40,653	1,022
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance					-
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to Four family - Investment	674,913	627,812	47,101	677,003	8,891	680,042	18,165
Multi-family mortgage loans	234,794	219,061	15,733	235,353	4,184	236,337	8,727
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,952,185	$2,889,351	$62,834	$2,961,591	$33,831	$2,975,538	$76,870

				For the Three Months Ended		For the Six Months Ended
	As of June 30, 2015			June 30, 2015		June 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$430,760	$430,760	$-	$440,920	$6,179	$443,336	$12,293
One to Four family - Investment	853,598	853,598	-	863,447	14,151	868,082	26,374
Multi-family mortgage loans	716,383	716,383	-	779,913	13,365	782,660	26,044
Nonresidential mortgage loans	2,401,896	2,401,896	-	2,417,020	35,038	2,425,619	70,273
Construction & Land loans	304,226	304,226	-	305,613	4,591	306,519	9,223
Real estate secured lines of credit	247,521	247,521	-	247,660	3,002	247,206	7,034
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to Four family - Investment	693,046	693,046	47,101	695,718	8,735	697,138	16,466
Multi-family mortgage loans	240,400	240,400	15,733	241,112	3,921	241,635	7,230
Nonresidential mortgage loans	186,000	186,000	14,774	186,738	4,849	187,324	8,144
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$6,073,830	$6,073,830	$77,608	$6,178,141	$93,831	$6,199,519	$183,081

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$191,308	$191,307	$-	$186,030	$13,469
One to Four family - Investment	825,707	825,707	-	853,691	49,608
Multi-family mortgage loans	702,483	702,484	-	774,303	53,347
Nonresidential mortgage loans	2,348,732	2,348,732	-	2,345,569	138,788
Construction & Land loans	298,562	298,562	-	303,725	18,280
Real estate secured lines of credit	246,939	246,939	-	247,261	13,360
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	683,516	636,415	47,101	692,815	35,109
Multi-family mortgage loans	237,369	221,636	15,733	240,362	16,247
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$5,534,616	$5,471,782	$62,834	$5,643,756	$338,208

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis.

The following table presents the nonaccrual loans at June 30, 2016 and December 31, 2015. This table excludes performing troubled debt restructurings which amounted to $1,806,000 and $1,280,000 at June 30, 2016 and December 31, 2015, respectively.

	June 30,	December 31,
	2016	2015

One- to four-family mortgage loans	$48,565	$10,806
One to four family - Investment	-	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Land loans	-	-
Real estate secured lines of credit	10,060	-
Commercial Loans	-	-
Other consumer loans	-	-

Total	$58,625	$10,806

At June 30, 2016, the Company had no loans that were modified in troubled debt restructurings and impaired.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

At December 31, 2015, the Company had loans that were modified in troubled debt restructurings and impaired. The modifications of terms included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding troubled debt restructurings by class at June 30, 2016, June 30, 2015 and December 31, 2015.

Newly classified troubled debt restructurings:

	Six Months Ended June 30, 2016 (Unaudited)			Three Months Ended June 30, 2016 (Unaudited)
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	1	$499,562	$538,000	1	$499,562	$538,000
Residential 1-4 family - Investment	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-

	1	$499,562	$538,000	1	$499,562	$538,000

	Six Months Ended June 30, 2015 (Unaudited)			Three Months Ended June 30, 2015 (Unaudited)
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	1	$16,270	$16,270	1	$16,270	$16,270
Residential 1-4 family - Investment	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-

	1	$16,270	$16,270	1	$16,270	$16,270

December 31, 2015
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	1	$41,500	$16,270
Residential 1-4 family - Investment	-	-	-
Multifamily	-	-	-
Nonresidential mortgage loans	-	-	-
Construction & Land loans	-	-	-
Construction & Land loans	-	-	-
Real estate secured lines of credit	-	-	-
Commercial Loans	-	-	-
Consumer loans	-	-	-

	1	$41,500	$16,270

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The TDRs described above did not increase the allowance for loan losses or result in any charge-offs during the periods ended June 30, 2016, June 30, 2015 and December 31, 2015.

Newly restructured loans by type of modification at the dates indicated:

Three and Six Months Ended June 30, 2016 (Unaudited)
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$-	$-	$538,000	$538,000
Residential 1-4 family - Investment	-	-	-	-
Multifamily	-	-	-	-
Nonresidential mortgage loans	-	-	-	-
Construction & Land loans	-	-	-	-
Construction & Land loans	-	-	-	-
Real estate secured lines of credit	-	-	-	-
Commercial Loans	-	-	-	-
Consumer loans	-	-	-	-

	$-	$-	$538,000	$538,000

December 31, 2015
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$-	$-	$16,270	$16,270
Residential 1-4 family - Investment	-	-	-	-
Multifamily	-	-	-	-
Nonresidential mortgage loans	-	-	-	-
Construction & Land loans	-	-	-	-
Construction & Land loans	-	-	-	-
Real estate secured lines of credit	-	-	-	-
Commercial Loans	-	-	-	-
Consumer loans	-	-	-	-

	$-	$-	$16,270	$16,270

There were no troubled debt restructurings modified during the six months ended June 30, 2016 and the year ended December 31, 2015 that subsequently defaulted.

As of June 30, 2016, borrowers with loans designated as TDRs totaling $1,159,000 of residential real estate loans and $647,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of June 30, 2016, the Bank had no loans that did not meet the criteria for placement back on accrual status.

There was one foreclosed real estate property or consumer mortgage loan in process of foreclosure at June 30, 2016 totaling $37,950. There were no foreclosed real estate properties or consumer mortgage loans in process of foreclosure at December 31, 2015.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at June 30, 2016 or June 30, 2015.

The computations are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net Income	139,915	N/A	176,149	N/A

Shares Outstanding for basic EPS:

Average shares outstanding:	1,719,250	N/A	1,719,250	N/A
Less: Average Unearned ESOP shares:	61,781	N/A	62,342	N/A
	1,657,469	N/A	1,656,908	N/A

Additional dilutive shares:	-	N/A	-	N/A

Shares outstanding for basic and diluted EPS:	1,657,469	N/A	1,656,908	N/A

Basic and diluted earnings per share:	$0.08	N/A	$0.11	N/A

NOTE 5:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of June 30, 2016 and December 31, 2015, the Company met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of June 30, 2016

Total risk-based capital	$19,048	18.1%	$8,404	8.0%	$10,506	10.0%
(to risk-weighted assets)

Tier I capital	17,735	16.9%	6,303	6.0%	8,404	8.0%
(to risk-weighted assets)

Common Equity Tier I capital	17,735	16.9%	4,728	4.5%	6,829	6.5%
(to risk-weighted assets)

Tier I capital	17,735	11.8%	6,034	4.0%	7,543	5.0%
(to adjusted total assets)

As of December 31, 2015

Total risk-based capital	$18,772	18.6%	$8,067	8.0%	$10,083	10.0%
(to risk-weighted assets)

Tier I capital	17,511	17.4%	6,050	6.0%	8,067	8.0%
(to risk-weighted assets)

Common Equity Tier I capital	17,511	17.4%	4,537	4.5%	6,554	6.5%
(to risk-weighted assets)

Tier I capital	17,511	12.2%	5,745	4.0%	7,181	5.0%
(to adjusted total assets)

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2016
Mortgage-backed securities of government sponsored entities	$2,069,867	$-	$2,069,867	$-
Mortgage servicing rights	662,684	-	-	662,684

December 31, 2015
Mortgage-backed securities of government sponsored entities	$2,493,300	$-	$2,493,300	$-
Mortgage servicing rights	630,316	-	-	630,316

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Fair value as of the beginning of the period	$629,315	$569,988	$630,316	$513,853
Recognition of mortgage servicing rights on the sale of loans	71,786	49,917	101,615	60,184
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(38,417)	13,131	(69,247)	58,999

Fair value at the end of the period	$662,684	$633,036	$662,684	$633,036

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Collateral-dependent Impaired Loans, Net of Allowance for Loan Losses

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell when the real estate is acquired. Estimated fair value of real estate is based on appraisals or evaluations. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

Appraisals of real estate are obtained when the real estate is acquired and an appraisal is subsequently deemed necessary by events in the environment by the Chief Financial Officer. Appraisals are reviewed internally for accuracy and consistency in accordance with regulatory requirements. Appraisers are selected from the list of approved appraisers maintained by management.

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2016 and December 31, 2015.

Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2016

Collateral -dependent impaired loans	$-	$-	$-	$-
Foreclosed assets	37,950	-	-	37,950

December 31, 2015

Collateral -dependent impaired loans	$-	$-	$-	$-
Foreclosed assets	-	-	-	-

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring Level 3 fair value measurements at June 30, 2016 and December 31, 2015:

	Fair Value at June 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$37,950	Market comparable properties	Marketability discount	10%-15% (12%)

Mortgage servicing rights	$662,684	Discounted cash flow	Discount rate PSA prepayment speeds	10% 154%-342%

Fair Value of Financial Instruments

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying balance sheets at amounts other than fair value.

Cash and cash equivalents, Federal Home Loan Bank Stock and Interest Receivable

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2016 and December 31, 2015, the fair value of commitments was not material.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2016
Financial Assets:
Cash and cash equivalents	$10,094,687	$10,094,687	$-	$-
Loans held for sale	2,941,834	-	2,999,418	-
Loans, net of allowance for loan losses	127,911,665	-	-	133,322,267
Federal Home Loan Bank stock	908,000	908,000	-	-
Interest receivable	384,149	-	384,149	-
Federal Home Loan Bank lender risk account receivable	1,427,553	-	-	1,446,560

Financial Liabilities:
Deposits	104,431,540	38,137,718	67,093,561	-
Federal Home Loan Bank advances	28,286,505	-	28,534,110	-
Advances from borrowers for taxes and insurance	625,659	-	625,659	-
Interest payable	20,283	-	20,283	-

December 31, 2015
Financial Assets:
Cash and cash equivalents	$8,304,539	$8,304,539	$-	$-
Loans held for sale	2,444,179	-	2,495,247	-
Loans, net of allowance for loan losses	119,779,931	-	-	122,321,686
Federal Home Loan Bank stock	888,100	888,100	-	-
Interest receivable	359,103	-	359,103	-
Federal Home Loan Bank lender risk account receivable	1,387,411	-	-	1,433,904

Financial Liabilities:
Deposits	103,014,720	36,007,056	67,881,776	-
Federal Home Loan Bank advances	18,813,639	-	19,215,565	-
Advances from borrowers for taxes and insurance	1,281,036	-	1,281,036	-
Interest payable	17,131	-	17,131	-

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7:	Commitments and Credit Risk

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

The dollar amount of commitments to fund fixed rate loans at June 30, 2016 and December 31, 2015 follows:

	June 30,		December, 31
	2016		2015
	(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$11,776,592	3.125% - 4.625%	$2,259,178	3.125% - 4.625%

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan commitments outstanding at June 30, 2016 and December 31, 2015 were composed of the following:

	June 30,	December 31,
	2016	2015
	(Unaudited)

Commitments to originate loans	$1,596,500	$2,628,860
Forward sale commitments	8,849,202	4,888,038
Lines of credit	9,341,355	8,986,553

NOTE 8:	Accumulated Other Comprehensive Loss

The components of other comprehensive loss by component, net of tax, included in stockholders’ equity for the three months ended June 30, 2016 and the year ended December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015

Net unrealized (loss) gain on available for sale securities	$9,032	$(2,096)
Directors' Retirement Plan prior service costs	(346,347)	(368,290)
Tax benefit	117,846	126,020

Net of tax amount	$(219,469)	$(244,366)

NOTE 9:	Recent Accounting Pronouncements

FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the provisions of ASU No. 2016-13 to determine the potential impact the new standard will have on the Company's condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718)

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the provisions of ASU No. 2016-09 to determine the potential impact the new standard will have on the Company's condensed consolidated financial statements.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

FASB ASU 2015-11, Transfers and Servicing

Transfers and Servicing (Topic 860), Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, was issued in June 2015. The amendments in this Update require disclosures for certain transactions comprising a transfer of a financial asset accounted for as a sale and an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. This Update also requires certain disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings. The accounting changes in this Update were effective for public business entities for the first interim or annual period beginning after December 15, 2015. For public business entities, the disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2015, and for disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2015, and for interim periods beginning after March 15, 2015. The disclosures are not required to be presented for comparative periods before the effective date. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2015, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. Management is currently in the process of evaluating the impact of the adoption of the amended guidance on the Company’s condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months and six months ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total Assets. Total assets were $152.4 million at June 30, 2016, an increase of $10.1 million, or 7.1%, over the $142.2 million at December 31, 2015. The increase resulted primarily from increases in cash and cash equivalents of $1.8 million and net loans of $8.1 million, offset in part by a decrease of $423,000 in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.8 million, or 21.6%, to $10.1 million at June 30, 2016 from $8.3 million at December 31, 2015. This increase was primarily the result of additional FHLB borrowings of $9.5 million and checking deposit growth of $1.7 million, offset in part by funding an increase in net loans of $8.1 million and a decrease in certificates of deposits of $714,000.

Net Loans. Net loans increased $8.1 million, or 6.8%, to $127.9 million at June 30, 2016 from $119.8 million at December 31, 2015. During the six months ended June 30, 2016, we originated $12.9 million of loans for portfolio, $5.7 million of which were one- to four- family residential real estate loans, $4.4 million were multi-family loans, $2.2 million were home equity lines of credit, and $258,000 were construction and land loans. In the period ending June 30, 2016, we sold $24.2 million of one to four family residential loans, on both a servicing–retained and servicing–released basis. Subject to market conditions, management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

The largest increase in our loan portfolio was in the one- to four-family owner occupied residential real estate loan portfolio. This growth reflects our strategy to grow the portfolio with adjustable-rate loans and mitigate interest rate risk on the balance sheet. We currently sell certain fixed-rate, 15- and 30-year term mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers.

Loans Held for Sale. Loans held for sale increased $498,000 to $2.9 million at June 30, 2016 from $2.4 million at December 31, 2015 due to increased origination activity.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of government-sponsored mortgage-backed securities, decreased $423,000, or 17.0%, to $2.1 million at June 30, 2016 from $2.5 million at December 31, 2015. There were no securities purchases during the period and $426,000 in maturities, the remaining difference was due to the change in market values within the portfolio during the six months ended June 30, 2016.

Deposits. Deposits increased $1.4 million, or 1.38%, to $104.4 million at June 30, 2016 from $103.0 million at December 31, 2015. Core deposits, defined as demand, NOW and savings accounts, increased $2.1 million, or 5.92%, to $38.1 million at June 30, 2016 from $36.0 million at December 31, 2015. The increase was primarily the result of marketing efforts directed at increasing demand deposit accounts. The primary marketing effort during the period involved offering a one-time bonus payment of up to $300 to open a new checking account with direct deposit. Time deposits decreased $714,000, or 1.1%, to $66.3 million at June 30, 2016 from $67.0 million at December 31, 2015. The decrease in time deposits was primarily due to lower CD offering rates on certain terms to decrease CD interest expense. Certificates originated through the National CD Rateline service declined $1.1 million to $19.4 million at June 30, 2016. During the six months ended June 30, 2016, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Stockholders’ Equity. Stockholders’ equity increased $201,000, or 1.1%, to $17.8 million at June 30, 2016 from $17.6 million at December 31, 2015. The increase resulted from net income for the period of $176,000 and an increase in accumulated other comprehensive income of $25,000.

Comparison of Operating Results for the Three Months Ended June 30, 2016 and June 30, 2015

General. Net income for the quarter ended June 30, 2016 was $140,000, compared to net income of $189,000 for the quarter ended June 30, 2015, a decrease of 49,000, or 25.8%. The decrease was primarily due to an $33,000 decrease in noninterest income and a $63,000 increase in noninterest expense partially offset by an increase in net interest income of $20,000 and a decrease in the provision of loan losses of $9,000.

Interest Income. Interest income increased $68,000, or 5.4%, to $1.3 million for the quarter ended June 30, 2016 from the comparable quarter in 2015. Interest income on loans increased $68,000, or 5.6%, to $1.3 million as of June 30, 2016 compared to $1.2 million for the comparable quarter in 2015. The average balance of loans during the three months ended June 30, 2016 increased $12.3 million to $128.4 million, compared to $116.1 million for the three months ended June 30, 2015. The average yield on loans decreased 19 basis points to 4.05% for the three months ended June 30, 2016 from 4.24% for the three months ended June 30, 2015. Interest income on securities available-for-sale decreased $2,000 primarily due to a 3 basis point increase in average yield on the securities portfolio offset by a $942,000 decrease in the balance of the average securities portfolio during the quarter ended June 30, 2016. Interest income on other investments increased $1,000 in the first quarter of 2016 compared to the same quarter in 2015.

Interest Expense. Total interest expense increased 48,000, or 14.6%, to $378,000 for the quarter ended June 30, 2016 from $330,000 for the quarter ended June 30, 2015. Interest expense on deposit accounts increased $63,000, or 25.6%, to $309,000 for the quarter ended June 30, 2016 from $246,000 for the quarter ended June 30, 2015. The increase between comparable quarters in 2016 from 2015 was primarily due to a $15,000 increase in interest expense on certificates of deposit resulting from a $2.6 million, or 3.9%, increase in the average balance of these certificates and a 4 basis point increase in the average cost of certificates. Checking interest expense increased $48,000 from the comparable quarter in 2015. The increase in interest expense in the checking accounts reflects bonus incentives offered on new checking accounts. The bonus promotion program ended at the end of June 2016. The average balances in interest bearing and non-interest bearing accounts during the three months ended June 30, 2016 increased $5.5 million to $17.5 million compared to $12.0 million for the three months ended June 30, 2015. Savings interest expense remained unchanged at $5,000 during the quarter ended June 30, 2016 compared to June 30, 2015.

Interest expense on FHLB advances decreased $15,000, or 17.9%, to $69,000 for the quarter ended June 30, 2016 from $84,000 for the quarter ended June 30, 2015. The average balance of advances remained the same at $21.9 million for the quarters ended June 30, 2016 and June 30, 2015. The average cost of FHLB borrowing decreased 28 basis points to 1.26% from 1.54%. The decrease in the average cost of advances results from the use of lower costing, short term cash management advances.

Net Interest Income. Net interest income increased $20,000, or 2.2%, to $936,000 for the quarter ended June 30, 2016 compared to $916,000 the quarter ended June 30, 2015. Average interest-earning assets increased $16.4 million primarily due to a $12.3 million increase in average outstanding loans during the quarter. In addition, DDA balances held at the Federal Home Loan Bank were reclassified as interest earning as the account was migrated from a compensating balance pricing structure to an explicit pricing structure. The net impact in the current interest rate environment is not significant. Average interest-bearing liabilities increased $2.6 million from the same quarter in 2015 due to the funding needed for the increase in lending during the first quarter of 2016. The interest rate spread decreased 44 basis points to 2.54% for the quarter ended June 30, 2016 compared to 2.98% at quarter ended June 30, 2015. The net interest margin decreased 30 basis points to 2.74% for the second quarter of 2016 from 3.04% for the quarter ended June 30, 2015. The interest rate spread and net interest margin were impacted by a continuation of the low interest rate environment.

Provision for Loan Losses. The provision for loan losses decreased $9,000, or 100.0%, as there was no provision for loan losses recorded for the quarter ended June 30, 2016. The decrease in the provision for loan losses was based on managements’ evaluation and was primarily due to the improving quality of the loan portfolio as total delinquencies and other nonperforming loans decreased.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable losses which were inherent in the loan portfolio at June 30, 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $32,000, or 4.7%, to $667,000 for the quarter ended June 30, 2016 from $700,000 for the comparable quarter in 2015. The decrease was primarily due to a $58,000 decrease in other non-interest income due primarily to a $38,000 decrease in fair value of mortgage servicing rights in the three months ended June 30, 2016 compared to a $13,000 increase in the fair value of mortgage servicing rights for the three months ended June 30, 2015. Offsetting the decrease in non-interest income was an increase on the gain on sale of loans of $19,000 or 3.9% in the quarter. Servicing income on the sold loan portfolio increased $6,000 due to an increase in the total amount of loans serviced, primarily, for the FHLB – Cincinnati and Freddie Mac.

Non-Interest Expense. Non-interest expense increased $63,000, or 4.71%, to $1.4 million for the quarter ended June 30, 2016 compared to $1.3 million for the quarter ended June 30, 2015. The increase was due primarily to a $27,000, or 4.05%, increase in salary and employee benefits to $683,000 in the second quarter of 2016 from $656,000 for the comparable quarter in 2015 caused by increased staffing demands, higher commission payouts to mortgage loan officers, ESOP expense and payroll expense. Data processing expense increased $24,000, or 21.0%, to $141,000 during the quarter ended June 30, 2016 from $117,000 for the quarter ended June 30, 2015. The increase was due to bank growth and a one-time expense for payment card industry compliance assessed by our core data processor. Advertising expense increased $27,000, or 67.19% due to a promotional campaign to acquire new checking account customers. The advertising campaign ended in June. Loan cost expense decreased $65,000 or 49.41% primarily due to a reduction in lender credits given to borrowers due to market conditions. Other non-interest expense increased $32,000, or 28.95%, to $143,000 during the second quarter of 2016 from $111,000 for the comparable quarter in 2015 due primarily to increased costs related to being a public company including legal, transfer agent, printing and filing fees of $29,000 for the three months ended June 30, 2016.

Federal Income Taxes. Federal income taxes decreased $18,000 due to a decreased in pre-tax income of $66,000 for the quarter ending June 30, 2016 compared to pre-tax income for the quarter ended June 30, 2015.

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

	For the Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$128,357	$1,299	4.05%	$116,128	$1,230	4.24%
Securities	2,127	5	0.94	3,069	7	0.91
Other (1)	6,254	10	0.64	1,150	9	3.13
Total interest-earning assets	136,738	1,314	3.84	120,347	1,246	4.14
Non-interest-earning assets	13,428			16,052
Total assets	$150,166			$136,399

Interest-bearing liabilities:
Savings	$22,293	$5	0.09	$23,168	$5	0.09
Interest-bearing demand	3,826	61	6.38	3,567	13	1.46
Certificates of deposit	68,076	243	1.43	65,504	228	1.39
Total deposits	94,865	309	1.30	92,239	246	1.07
Borrowings	21,912	69	1.26	21,882	84	1.54
Total interest-bearing liabilities	116,737	378	1.30	114,121	330	1.16
Non-interest-bearing Demand	13,701			8,482
Other non-interest-bearing liabilities	2,334			2,127
Total non- interest-bearing liabilities	16,035			10,609
Total equity	17,394			11,669
Total liabilities and total equity	$150,166			$136,399
Net interest income		$936			$916
Net interest rate spread (2)			2.54%			2.98%
Net interest-earning assets (3)	$20,001			$3,677
Net interest margin (4)			2.74%			3.04%
Average interest-earning assets to interest-bearing liabilities			117.13%			105.46%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Comparison of Operating Results for the Six Months Ended June 30, 2016 and June 30, 2015

General. Net income for the six months ended June 30, 2016 was $176,000, compared to net income of $308,000 for the six months ended June 30, 2015, a decrease of $132,000, or 42.8%. The decrease was primarily attributable to a $147,000 decrease in non-interest income and a $176,000 increase in non-interest expense, partially offset by a $128,000 increase in net interest income after provision for loan losses.

Interest Income. Interest income increased $178,000, or 7.4%, to $2.6 million for the six months ended June 30, 2016 from the comparable six months in 2015. Interest income on loans increased $182,000 primarily due to a $13.4 million increase in the average balance of loans during the first six months of 2016 compared to the same six months in 2015, partially offset by a 16 basis point decrease in the average yield on loans. Interest income on securities available-for-sale decreased $7,000 primarily due to a 21 basis point decrease in average yield on the securities portfolio and a $916,000 decrease in the average balance of the securities portfolio during the six months ended June 30, 2016. Interest income on other investments increased $2,000 in the first six months of 2016 compared to the same period in 2015. The increase was the result, in part, of FHLB DDA pricing migrating from a compensating balance arrangement to explicit pricing with collected DDA balances earning a daily rate of interest.

Interest Expense. Total interest expense increased $91,000, or 14.6%, to $710,000 for the six months ended June 30, 2016 from $619,000 for the six months ended June 30, 2015. Interest expense on deposit accounts increased $112,000, or 24.2%, to $576,000 for the six months ended June 30, 2016 from $464,000 for the six months ended June 30, 2015. The increase between comparable six month periods in 2016 from 2015 was primarily due to a $69,000 increase in interest expense on checking accounts. The increase in checking account expense reflects a promotional one-time bonus paid to new checking account customers. The checking account promotion ended in June 2016. Interest expense on certificates of deposit increased $44,000 resulting from a $5.7 million, or 9.1%, increase in the average balance of these certificates and a 1 basis point increase in the average cost of certificates of deposit. Interest expense on savings accounts decreased $2,000 during the six months ended June 30, 2016.

Interest expense on FHLB advances decreased $22,000, or 14.0%, to $134,000 for the six months ended June 30, 2016 from $155,000 for the six months ended June 30, 2015. The average balance of advances decreased $353,000 to $20.8 million for the six months ended June 30, 2016 from $21.1 million for the same six months in 2015, while the average cost of these advances decreased 131 basis points to 1.29% from 2.60%. The decrease in the average cost of FHLB Advances was due to the increased use of lower cost, short term cash management borrowings.

Net Interest Income. Net interest income increased $87,000, or 4.9%, to $1.9 million for the six months ended June 30, 2016 compared to $1.8 million the six months ended June 30, 2015. Average interest-earning assets increased $17.7 million primarily due to a $13.4 million increase in average outstanding loans during the six months and the reclassification of FHLB DDA balances as interest earning. Interest-bearing liabilities increased $4.4 million from the same six months in 2015 due to the funding needed for the increase in lending during the first six months of 2016. The interest rate spread declined 35 basis points to 2.68% for the six months ended June 30, 2016 from 3.03% for the comparable six months in 2015. Our net interest margin decreased 27 basis points to 2.81% for the six months ended June 30, 2016 from 3.08% for the six months ended June 30, 2015. The interest rate spread and net interest margin were impacted by a continuation of the low interest rate environment.

Provision for Loan Losses. The provision for loan losses decreased $41,000, or 100.0%. There was no provision for loan losses recorded for the six months ended June 30, 2016 compared to $41,000 for the same six months in 2015. The decrease in the provision for loan losses was due to the improving quality of the loan portfolio as total delinquencies and other nonperforming loans decreased.

Non-Interest Income. Non-interest income decreased $147,000, or 12.2%, to $1.1 million for the six months ended June 30, 2016 from $1.2 million for the comparable six months in 2015. The decrease was primarily due to a decrease of $69,000 in other non-interest income primarily due to a $129,000 decrease in the fair value of mortgage servicing rights for the six months ended June 30, 2016. The fair value of mortgage servicing rights recorded a loss of $69,000 for the six months ended June 30, 2016 compared to a gain of $60,000 for the six months ended June 30, 2015. The decrease in value is principally the result of the increase in projected prepayment speeds due to lower mortgage rates used in the valuation model. The gain on sale of loans declined $86,000 or 10.4% due to slower secondary market activity in the first quarter of 2016 compared to 2015. Servicing fees on loans sold increased $8,000 or 11.5% for the six months ended June 30, 2016 due to an increase in the amount of loans serviced for the FHLB-Cincinnati and Freddie Mac.

Non-Interest Expense. Non-interest expense increased $176,000, or 7.0%, to $2.7 million for the six months ended June 30, 2016 compared to $2.5 million for the six months ended June 30, 2015. The increase was due in part to a $49,000, or 3.8%, increase in salary and employee benefits to $1.3 million in the six months ended June 30, 2016 due to increased lending personnel, higher mortgage loan originator commissions, ESOP expense, and payroll expenses. Data processing expense increased $33,000, or 13.8%, to $268,000 during the six months ended June 30, 2016 from $235,000 for the six months ended June 30, 2015. The increase was due to a one-time assessment for PCI compliance from our core data processor and bank growth. Advertising expense increased $35,000 primarily from a checking account promotional campaign. The promotional campaign ended in June 2016. Franchise tax expense increased $23,000 due to higher capital levels from the stock offering. The state of Ohio assesses franchise tax based on the level of capital. Other non-interest expense increased $54,000, or 23.3%, to $286,000 during the six months ended June 30, 2016 from $232,000 for the comparable six months in 2015 due primarily to increased costs related being a public company including legal, transfer agent, printing and filing fees of $41,000 for the six months ended June 30, 2016.

Federal Income Taxes. Federal income taxes, which are based on operating results, decreased $63,000 due to decreased pre-tax net income for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

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

	For the Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$125,914	$2,571	4.08%	$112,514	$2,388	4.24%
Securities	2,250	9	0.80	3,166	16	1.01
Other (1)	6,348	20	0.63	1,178	18	3.06
Total interest-earning assets	134,512	2,600	3.86	116,858	2,422	4.15
Non-interest-earning assets	12,740			15,963
Total assets	$147,252			$132,821

Interest-bearing liabilities:
Savings	$22,442	$10	0.09	$23,708	$12	0.10
Interest-bearing demand	3,827	87	4.55	3,498	18	1.03
Certificates of deposit	67,981	479	1.41	62,312	435	1.40
Total deposits	94,250	576	1.22	89,518	465	1.04
Borrowings	20,776	134	1.29	21,129	155	1.47
Total interest-bearing liabilities	115,026	710	1.23	110,647	620	1.12
Non-interest-bearing Demand	12,470			8,535
Other non-interest-bearing liabilities	2,408			2,048
Total non- interest-bearing liabilities	14,878			10,583
Total equity	17,348			11,591
Total liabilities and total equity	$147,252			$132,821
Net interest income		$1,890			$1,802
Net interest rate spread (2)			2.63%			3.03%
Net interest-earning assets (3)	$19,486			$6,211
Net interest margin (4)			2.81%			3.08%
Average interest-earning assets to interest-bearing liabilities			116.94%			105.61%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.
(5)	Annualized where appropriate.

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary source of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At June 30, 2016, we had $28.2 million outstanding in advances from the FHLB. At June 30, 2016, we had the capacity to borrow an additional $8.5 million at June 30, 2016. The Bank had additional lines of credit with two commercial banks totaling $6.5 million.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities was $720,000 for the six months ended June 30, 2016, and $1.6 million for the six months ended June 30, 2015. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $7.7 million for the six months ended June 30, 2016, and $8.3 million for six months ended June 30, 2015. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $10.2 million for the six months ended June 30, 2016, and $11.5 million for the six months ended June 30, 2015 resulting from our strategy of increasing retail checking and FHLB borrowings to fund loan originations.

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

Cincinnati Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At June 30, 2016, Cincinnati Bancorp (on an unconsolidated, stand-alone basis) had liquid assets of $350,000.

At June 30, 2016, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $17.7 million, or 11.8% of adjusted total assets, which is above the well-capitalized required level of $7.5 million, or 5.0%; total risk-based capital of $19.0 million, or 18.1% of risk-weighted assets, which is above the well-capitalized required level of $10.5 million, or 10.0%; and common equity tier 1 risk based capital of $17.7 million, or 16.9%, of risk weighted assets, which is above the well-capitalized required level of $6.8 million, or 6.5%. At December 31, 2015, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $17.5 million, or 12.2% of adjusted total assets, which is above the well-capitalized required level of $7.2 million, or 5.0%; and total risk-based capital of $18.8 million, or 18.6% of risk-weighted assets, which is above the well-capitalized required level of $10.1 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at June 30, 2016, and December 31, 2015. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on March 11, 2015, as subsequently amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: August 15, 2016	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: August 15, 2016	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

