Form 10-Q
period 2016-09-30
Cincinnati Bancorp
filed 2016-11-14
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

YES ☐     NO ☒

As of November 8, 2016, 1,719,250 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 945,587 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Cash and due from banks	$4,654,771	$3,401,351
Interest-bearing demand deposits in banks	7,666,446	4,903,188

Cash and cash equivalents	12,321,217	8,304,539

Available-for-sale securities	1,887,995	2,493,300
Loans held for sale	2,228,569	2,444,179
Loans, net of allowance for loan losses of $1,326,264 and $1,366,968, respectively	130,442,514	119,779,931
Premises and equipment, net	2,616,296	2,691,004
Federal Home Loan Bank stock	908,000	888,100
Foreclosed assets held for sale	-	29,666
Interest receivable	387,737	359,103
Mortgage servicing rights	717,881	630,316
Federal Home Loan Bank lender risk account receivable	1,525,978	1,387,411
Bank Owned Life Insurance	3,150,496	3,084,985
Other assets	231,442	149,362

Total assets	$156,418,125	$142,241,896

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$17,925,179	$14,259,500
Savings	22,826,210	21,747,556
Certificates of Deposits	64,359,690	67,007,664
Total deposits	105,111,079	103,014,720

Federal Home Loan Bank advances	30,842,938	18,813,639
Advances from borrowers for taxes and insurance	982,895	1,281,036
Interest payable	23,322	17,131
Directors deferred compensation	420,215	421,093
Other liabilities	851,352	1,036,877

Total liabilities	138,231,801	124,584,496

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	71,773	41,606

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value	17,192	17,192
1,719,250 issued and outstanding at September 30, 2016 and December 31, 2015
Additional paid-in-capital	6,169,304	6,203,002
Unearned ESOP Shares	(595,340)	(629,039)
Retained earnings - substantially restricted	12,731,873	12,269,005
Accumulated other comprehensive loss	(208,478)	(244,366)

Total equity	18,114,551	17,615,794

Total liabilities and stockholders' equity	$156,418,125	$142,241,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Income

Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)

Interest and Dividend Income
Loans, including fees	$1,327,573	$1,224,431	$3,897,718	$3,612,124
Securities	4,554	5,353	13,845	21,575
Dividends on Federal Home Loan Bank stock and other	9,998	8,878	30,236	26,618
Total interest and dividend income	1,342,125	1,238,662	3,941,799	3,660,317

Interest Expense
Deposits	252,053	262,714	828,431	726,736
Federal Home Loan Bank advances	81,468	75,343	215,049	230,724
Total interest expense	333,521	338,057	1,043,480	957,460

Net Interest Income	1,008,604	900,605	2,898,319	2,702,857

Provision (Credit) for Loan Losses	(21,000)	-	(21,000)	41,052

Net Interest Income After Provision (Credit) for Loan Losses	1,029,604	900,605	2,919,319	2,661,805

Noninterest Income
Gain on sales of loans	661,321	434,873	1,407,765	1,267,599
Mortgage servicing fees	41,045	37,519	116,900	105,559
Other	123,039	93,469	353,866	392,878
Total noninterest income	825,405	565,861	1,878,531	1,766,036

Noninterest Expense
Salaries and employee benefits	770,499	661,351	2,089,303	1,931,589
Occupancy and equipment	105,917	97,517	307,838	288,928
Directors compensation	62,500	62,500	197,500	187,500
Data processing	137,705	121,707	405,640	357,159
Professional fees	47,182	43,735	149,229	136,015
Franchise tax	35,249	23,250	104,495	69,750
Deposit insurance premiums	21,243	24,719	67,318	75,064
Advertising	30,743	32,010	132,795	99,286
Software Licenses	22,717	18,800	59,392	54,900
Loan costs	77,708	93,228	206,325	255,977
Net losses on sales of foreclosed assets	-	12,463	637	22,126
Other	114,005	104,570	399,717	336,252
Total noninterest expense	1,425,468	1,295,850	4,120,189	3,814,546

Income Before Income Tax	429,541	170,616	677,661	613,295

Provision for Income Taxes	142,822	50,018	214,793	184,898

Net Income	$286,719	$120,598	$462,868	$428,397

Earnings per share - basic and diluted	0.17	N/A	0.28	N/A

Weighted-average shares outstanding - basic and diluted	1,658,592	N/A	1,657,469	N/A

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Comprehensive Income

Three Months and Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Income	$286,719	$120,598	$462,868	$428,397

Other Comprehensive Income:
Net unrealized gains (losses) on available-for-sale securities	5,682	(7,975)	21,463	(8,677)
Tax (expense) benefit	(1,931)	2,713	(7,297)	2,951
Changes in directors' retirement plan prior service costs	10,971	1,376	32,913	4,127
Tax expense	(3,730)	(468)	(11,191)	(1,402)
Other comprehensive income (loss)	10,992	(4,354)	35,888	(3,001)

Comprehensive Income	$297,711	$116,244	$498,756	$425,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Nine Months Ended September 30,
	2016	2015

Operating Activities
Net income	$462,868	$428,397
Items not requiring (providing) cash:
Depreciation and amortization	103,454	102,797
Provision (credit) for loan losses	(21,000)	41,052
Amortization of premiums and discounts on securities	18,530	23,672
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	34,299	69,502
Change in deferred income taxes	(112,138)	66,624
Gain on sale of loans	(1,407,765)	(1,267,599)
Proceeds from the sale of loans held for sale	48,933,805	35,882,061
Origination of loans held for sale	(47,310,430)	(34,937,034)
Net loss on sale of foreclosed assets	637	22,126
Income from Bank Owned Life insurance	(65,511)	(69,479)
ESOP shares earned	30,167	-
Changes in:
Interest receivable	(28,634)	(58,591)
Mortgage servicing rights	(87,565)	(93,521)
Federal Home Loan Bank lender risk account receivable	(138,567)	(89,377)
Other assets	(82,080)	(914,786)
Interest payable	6,191	260
Other liabilities	(59,839)	287,916
Net cash provided (used) in operating activities	276,422	(505,980)

Investing Activities
Proceeds from maturities of available-for-sale securities	608,238	632,137
Purchase of Federal Home Loan Bank stock	(19,900)	-
Net change in loans	(10,641,583)	(14,076,442)
Purchase of premises and equipment	(28,746)	(258,862)
Proceeds from sales of foreclosed assets	29,029	238,333
Net cash used in investing activities	(10,052,962)	(13,464,834)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2016 and 2015 (Unaudited)

	Nine Months Ended September 30,
	2016	2015

Financing Activities
Net increase in deposits	2,096,359	17,714,383
Proceeds from Federal Home Loan Bank advances	123,209,465	17,750,000
Repayment of Federal Home Loan Bank advances	(111,214,465)	(17,000,000)
Net decrease in advances from borrowers for taxes and insurance	(298,141)	(111,586)
Net cash provided by financing activities	13,793,218	18,352,797

Increase in Cash and Cash Equivalents	4,016,678	4,381,983
Cash and Cash Equivalents, Beginning of Period	8,304,539	7,340,881
Cash and Cash Equivalents, End of Period	$12,321,217	$11,722,864

Supplemental Cash Flows Information
Interest paid	$1,037,289	$957,200
Income taxes paid (refunded)	308,000	(123,392)
Real estate acquired in settlement of loans	-	94,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operation and Conversion

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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of the unaudited condensed consolidated financial statements have been included to present fairly the financial position as of September 30, 2016 and the results of operation for the three months and nine months ended September 30, 2016 and 2015. All interim amounts have not been audited and results of operations for the three months and nine months ended September 30, 2016, included herein are not necessarily indicative of the results of operations to be expected for the entire fiscal year.

The Company evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015 include the accounts of Cincinnati Bancorp and the Bank. All significant intercompany items have been eliminated.

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:

September 30, 2016:
Mortgage-backed securities of government sponsored entities	$1,868,628	$19,367	$-	$1,887,995

December 31, 2015:
Mortgage-backed securities of government sponsored entities	$2,495,396	$18,602	$(20,698)	$2,493,300

The Company had no sales of investment securities during the three and nine month periods ended September 30, 2016 and 2015. The Company had not pledged any of its investment securities as of September 30, 2016 or December 31, 2015.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of available-for-sale securities at September 30, 2016 and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016		December 31, 2015
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Mortgage-backed securities of government sponsored entities	$1,868,628	$1,887,995	$2,495,396	$2,493,300

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at September 30, 2016 and December 31, 2015 was $0 and $1,723,706, respectively, which is approximately 0% and 69%, respectively of the Company’s investment portfolio.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporary impaired, aggregated by investment class and length of time that individual securities have been in continuous unrealized loss position at September 30, 2016 and December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2016:
Mortgage-backed securities of government sponsored entities	$-	$-	$-	$-	$-	$-

December 31, 2015:
Mortgage-backed securities of government sponsored entities	$-	$-	$1,723,706	$(20,698)	$1,723,706	$(20,698)

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at September 30, 2016 and December 31, 2015 include:

	September 30,	December 31,
	2016	2015

One to four family mortgage loans -owner occupied	$70,801,131	$66,748,890
One to four family - investment	11,176,954	11,954,413
Multi-family mortgage loans	20,737,035	16,525,348
Nonresidential mortgage loans	13,727,525	12,217,500
Construction and land loans	3,520,619	3,111,478
Real estate secured lines of credit	12,083,162	10,439,284
Commercial loans	553,160	402,687
Other consumer loans	18,536	21,551
Total loans	132,618,122	121,421,151

Less:
Net deferred loan costs	(427,885)	(392,061)
Undisbursed portion of loans	1,277,229	666,313
Allowance for loan losses	1,326,264	1,366,968

Net loans	$130,442,514	$119,779,931

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2016 and 2015 and year ended December 31, 2015:

	Nine Months Ended September 30, 2016 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968
Provision (credit) charged to expense	(62,686)	(20,127)	(159)	28,573	6,274	24,208	2,937	(20)	(21,000)
Losses charged off	(19,704)	-	-	-	-	-	-	-	(19,704)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$300,206	$313,500	$111,717	$224,383	$49,814	$315,021	$11,327	$296	$1,326,264

Ending balance: Individually evaluated for impairment	$-	$47,101	$9,055	$-	$-	$-	$-	$-	$56,156

Ending balance: Collectively evaluated for impairment	$300,206	$266,399	$102,662	$224,383	$49,814	$315,021	$11,327	$296	$1,270,108
Loans:
Ending balance	$70,801,131	$11,176,954	$20,737,035	$13,727,525	$3,520,619	$12,083,162	$553,160	$18,536	$132,618,122

Ending balance: Individually evaluated for impairment	$665,317	$1,308,645	$654,508	$196,574	$-	$37,823	$-	$-	$2,862,867

Ending balance: Collectively evaluated for impairment	$70,135,814	$9,868,309	$20,082,527	$13,530,951	$3,520,619	$12,045,339	$553,160	$18,536	$129,755,255

	Three Months Ended September 30, 2016 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$349,408	$311,999	$126,602	$200,923	$40,400	$305,859	$11,804	$269	$1,347,264
Provision (credit) charged to expense	(49,202)	1,501	(14,885)	23,460	9,414	9,162	(477)	27	(21,000)
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$300,206	$313,500	$111,717	$224,383	$49,814	$315,021	$11,327	$296	$1,326,264

Ending balance: Individually evaluated for impairment	$-	$47,101	$9,055	$-	$-	$-	$-	$-	$56,156

Ending balance: Collectively evaluated for impairment	$300,206	$266,399	$102,662	$224,383	$49,814	$315,021	$11,327	$296	$1,270,108

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2015 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$281,369	$415,496	$143,919	$214,671	$23,855	$263,535	$6,905	$250	$1,350,000
Provision charged to expense	142,784	(111,192)	41,734	(63,365)	22,143	6,835	2,001	112	41,052
Losses charged off	(21,237)	(7,307)	-	-	-	-	-	-	(28,544)
Recoveries	-	19,460	-	-	-	-	-	-	19,460

Balance, end of period	$402,916	$316,457	$185,653	$151,306	$45,998	$270,370	$8,906	$362	$1,381,968

Ending balance: Individually evaluated for impairment	$-	$47,101	$15,733	$14,774	$-	$-	$-	$-	$77,608

Ending balance: Collectively evaluated for impairment	$402,916	$269,356	$169,920	$136,532	$45,998	$270,370	$8,906	$362	$1,304,360

	Three Months Ended September 30, 2015 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$402,916	$308,997	$185,653	$151,306	$45,998	$270,370	$8,906	$362	$1,374,508
Provision charged to expense	-	-	-	-	-	-	-	-	-
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	7,460	-	-	-	-	-	-	7,460

Balance, end of period	$402,916	$316,457	$185,653	$151,306	$45,998	$270,370	$8,906	$362	$1,381,968

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year Ended December 31, 2015
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$281,369	$415,496	$143,919	$214,671	$23,855	$263,535	$6,905	$250	$1,350,000
Provision charged to expense	122,463	(94,021)	(32,043)	(18,861)	19,685	27,278	1,485	66	26,052
Losses charged off	(21,236)	(7,307)	-	-	-	-	-	-	(28,543)
Recoveries	-	19,459	-	-	-	-	-	-	19,459
Balance, end of year	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968

Ending balance: Individually evaluated for impairment	$-	$47,101	$15,733	$-	$-	$-	$-	$-	$62,834

Ending balance: Collectively evaluated for impairment	$382,596	$286,526	$96,143	$195,810	$43,540	$290,813	$8,390	$316	$1,304,134
Loans:
Ending balance	$66,748,890	$11,954,413	$16,525,348	$12,217,500	$3,111,478	$10,439,284	$402,687	$21,551	$121,421,151

Ending balance: Individually evaluated for impairment	$191,308	$1,509,223	$939,852	$2,348,732	$298,562	$246,939	$-	$-	$5,534,616

Ending balance: Collectively evaluated for impairment	$66,557,582	$10,445,190	$15,585,496	$9,868,768	$2,812,916	$10,192,345	$402,687	$21,551	$115,886,535

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	(Unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$70,582,581	$8,732,325	$20,204,616	$12,718,404	$3,520,619	$11,360,531	$553,160	$18,536	$127,690,772
Special mention	-	751,456	-	690,457	-	508,140	-	-	1,950,053
Substandard	218,550	1,693,173	532,419	318,664	-	214,491	-	-	2,977,297
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$70,801,131	$11,176,954	$20,737,035	$13,727,525	$3,520,619	$12,083,162	$553,160	$18,536	$132,618,122

	December 31, 2015
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$66,468,612	$9,538,767	$15,874,527	$11,161,771	$3,111,478	$9,633,212	$402,687	$21,551	$116,212,605
Special mention	-	670,292	-	726,526	-	513,462	-	-	1,910,280
Substandard	280,278	1,745,354	650,821	329,203	-	292,610	-	-	3,298,266
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$66,748,890	$11,954,413	$16,525,348	$12,217,500	$3,111,478	$10,439,284	$402,687	$21,551	$121,421,151

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three or nine months ended September 30, 2016.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016
				(Unaudited)
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$-	$-	$135,176	$135,176	$70,665,955	$70,801,131	$-
One to Four Family - Investment	107,931	-	11,595	119,526	11,057,428	11,176,954	-
Multi-family mortgage loans	-	-	-	-	20,737,035	20,737,035	-
Nonresidential mortgage loans	-	-	-	-	13,727,525	13,727,525	-
Construction & Land Loans	-	-	-	-	3,520,619	3,520,619	-
Real estate secured lines of credit	-	-	10,025	10,025	12,073,137	12,083,162	-
Commercial Loans	-	-	-	-	553,160	553,160	-
Other consumer loans	-	-	-	-	18,536	18,536	-

Total	$107,931	$-	$156,796	$264,727	$132,353,395	$132,618,122	$-

	December 31, 2015
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$113,731	$145,413	$10,806	$269,950	$66,478,940	$66,748,890	$-
One to Four Family - Investment	50,445	14,679	-	65,124	11,889,289	11,954,413	-
Multi-family mortgage loans	-	-	-	-	16,525,348	16,525,348	-
Nonresidential mortgage loans	-	-	-	-	12,217,500	12,217,500	-
Construction & Land Loans	-	-	-	-	3,111,478	3,111,478	-
Real estate secured lines of credit	592,090	-	-	592,090	9,847,194	10,439,284	-
Commercial Loans	-	-	-	-	402,687	402,687	-
Other consumer loans	-	6,599	-	6,599	14,952	21,551	-

Total	$756,266	$166,691	$10,806	$933,763	$120,487,388	$121,421,151	$-

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans at September 30, 2016, September 30, 2015 and December 31, 2015:

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2016 (Unaudited)			September 30, 2016		September 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
One- to four-family mortgage loans	$665,317	$665,317	$-	$666,561	$5,327	$345,304	$10,913
One to Four family - Investment	638,682	638,682	-	642,312	9,741	652,275	29,102
Multi-family mortgage loans	532,418	532,418	-	533,114	10,076	535,133	27,703
Nonresidential mortgage loans	196,574	196,574	-	198,019	3,122	201,149	9,504
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	37,823	37,823	-	38,411	489	39,980	1,511
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance:
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to Four family - Investment	669,963	622,862	47,101	672,419	8,639	677,756	26,804
Multi-family mortgage loans	122,090	113,035	9,055	122,406	2,182	123,069	6,649
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,862,867	$2,806,711	$56,156	$2,873,242	$39,576	$2,574,666	$112,186

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2015 (Unaudited)			September 30, 2015		September 30, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:
One- to four-family mortgage loans	$231,798	$231,798	$-	$240,580	$2,743	$244,101	$9,242
One to Four family - Investment	839,451	839,451	-	848,952	11,575	860,860	37,949
Multi-family mortgage loans	709,528	709,528	-	771,628	13,788	778,525	39,832
Nonresidential mortgage loans	2,375,520	2,375,520	-	2,390,885	34,473	2,412,565	104,746
Construction & Land loans	301,415	301,415	-	302,823	4,550	305,131	13,773
Real estate secured lines of credit	247,506	247,506	-	247,419	3,299	247,259	10,333
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance:
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to Four family - Investment	688,457	688,457	47,101	691,419	9,039	697,138	25,505
Multi-family mortgage loans	239,032	239,032	15,733	239,870	3,900	241,635	11,130
Nonresidential mortgage loans	184,600	184,600	14,774	185,458	4,069	187,324	12,213
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$5,817,307	$5,817,307	$77,608	$5,919,034	$87,436	$5,974,538	$264,723

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$191,308	$191,307	$-	$186,030	$13,469
One to Four family - Investment	825,707	825,707	-	853,691	49,608
Multi-family mortgage loans	702,483	702,484	-	774,303	53,347
Nonresidential mortgage loans	2,348,732	2,348,732	-	2,345,569	138,788
Construction & Land loans	298,562	298,562	-	303,725	18,280
Real estate secured lines of credit	246,939	246,939	-	247,261	13,360
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	683,516	636,415	47,101	692,815	35,109
Multi-family mortgage loans	237,369	221,636	15,733	240,362	16,247
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$5,534,616	$5,471,782	$62,834	$5,643,756	$338,208

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis.

The following table presents the nonaccrual loans at September 30, 2016 and December 31, 2015. This table excludes performing troubled debt restructurings which amounted to $1,658,000 and $1,280,000 at September 30, 2016 and December 31, 2015, respectively.

	September 30,	December 31,
	2016	2015

One- to four-family mortgage loans	$146,771	$10,806
One to four family - Investment	-	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Land loans	-	-
Real estate secured lines of credit	10,025	-
Commercial Loans	-	-
Other consumer loans	-	-

Total	$156,796	$10,806

At September 30, 2016, the Company had no loans that were modified in troubled debt restructurings (“TDRs”) and impaired.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

At December 31, 2015, the Company had loans that were modified in TDRs and impaired. The modifications of terms included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding TDRs by class for the periods ending September 30, 2016, September 30, 2015 and December 31, 2015.

Newly classified TDRs:

	Nine Months Ended September 30, 2016 (Unaudited)			Three Months Ended September 30, 2016 (Unaudited)
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	1	$499,562	$538,000	-	$-	$-
Residential 1-4 family - Investment	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-

	1	$499,562	$538,000	-	$-	$-

	Nine Months Ended September 30, 2015 (Unaudited)			Three Months Ended September 30, 2015 (Unaudited)
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	1	$16,270	$16,270	-	$-	$-
Residential 1-4 family - Investment	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-

	1	$16,270	$16,270	-	$-	$-

December 31, 2015
	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	1	$41,500	$16,270
Residential 1-4 family - Investment	-	-	-
Multifamily	-	-	-
Nonresidential mortgage loans	-	-	-
Construction & Land loans	-	-	-
Construction & Land loans	-	-	-
Real estate secured lines of credit	-	-	-
Commercial Loans	-	-	-
Consumer loans	-	-	-

	1	$41,500	$16,270

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The TDRs described above did not increase the allowance for loan losses or result in any charge-offs during the periods ended September 30, 2016, September 30, 2015 and December 31, 2015.

Newly restructured loans by type of modification at the dates indicated:

Three and Nine Months Ended September 30, 2016 (Unaudited)
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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

There were no TDRs modified during the nine months ended September 30, 2016 and the year ended December 31, 2015 that subsequently defaulted.

As of September 30, 2016, borrowers with loans designated as TDRs totaling $1,004,000 of residential real estate loans and $654,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of September 30, 2016, the Bank had no loans that did not meet the criteria for placement back on accrual status.

There was one foreclosed real estate property or consumer mortgage loan in process of foreclosure at September 30, 2016 totaling $37,950. There were no foreclosed real estate properties or consumer mortgage loans in process of foreclosure at December 31, 2015.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at September 30, 2016 or September 30, 2015.

The computations are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Net Income	286,719	N/A	462,868	N/A

Shares Outstanding for basic EPS:

Average shares outstanding:	1,719,250	N/A	1,719,250	N/A
Less: Average Unearned ESOP shares:	60,658	N/A	61,781	N/A
	1,658,592	N/A	1,657,469	N/A

Additional dilutive shares:	-	N/A	-	N/A

Shares outstanding for basic and diluted EPS:	1,658,592	N/A	1,657,469	N/A

Basic and diluted earnings per share:	$0.17	N/A	$0.28	N/A

Weighted-average common shares outstanding (basic and diluted)	1,658,592	N/A	1,657,469	N/A

NOTE 5:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of September 30, 2016 and December 31, 2015, the Company met all capital adequacy requirements to which it was subject at such dates.

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

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

As of September 30, 2016

Total risk-based capital
(to risk-weighted assets)	$19,365	17.9%	$8,674	8.0%	$10,843	10.0%

Tier I capital
(to risk-weighted assets)	18,039	16.6%	6,506	6.0%	8,674	8.0%

Common Equity Tier I capital
(to risk-weighted assets)	18,039	16.6%	4,879	4.5%	7,048	6.5%

Tier I capital
(to adjusted total assets)	18,039	11.7%	6,170	4.0%	7,712	5.0%

As of December 31, 2015

Total risk-based capital
(to risk-weighted assets)	$18,772	18.6%	$8,067	8.0%	$10,083	10.0%

Tier I capital
(to risk-weighted assets)	17,511	17.4%	6,050	6.0%	8,067	8.0%

Common Equity Tier I capital
(to risk-weighted assets)	17,511	17.4%	4,537	4.5%	6,554	6.5%

Tier I capital
(to adjusted total assets)	17,511	12.2%	5,745	4.0%	7,181	5.0%

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2016
Mortgage-backed securities of government sponsored entities	$1,887,995	$-	$1,887,995	$-
Mortgage servicing rights	717,881	-	-	717,881

December 31, 2015
Mortgage-backed securities of government sponsored entities	$2,493,300	$-	$2,493,300	$-
Mortgage servicing rights	630,316	-	-	630,316

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Fair value as of the beginning of the period	$662,684	$633,036	$630,316	$513,853
Recognition of mortgage servicing rights on the sale of loans	90,355	46,013	191,970	106,198
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(35,158)	(71,675)	(104,405)	(12,677)

Fair value at the end of the period	$717,881	$607,374	$717,881	$607,374

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

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2016 and December 31, 2015.

Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2016

Collateral -dependent impaired loans	$37,950	$-	$-	$37,950
Foreclosed assets	-	-	-	-

December 31, 2015

Collateral -dependent impaired loans	$-	$-	$-	$-
Foreclosed assets	-	-	-	-

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring Level 3 fair value measurements at September 30, 2016 and December 31, 2015:

	Fair Value at September 30, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$37,950	Market comparable properties	Marketability discount	10%-15% (12%)

Mortgage servicing rights	$717,881	Discounted cash flow	Discount rate PSA prepayment speeds	10% 154%-342%

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$-	Market comparable properties	Marketability discount	10%-15% (12%)

Mortgage servicing rights	$630,316	Discounted cash flow	Discount rate PSA prepayment speeds	10% 114%-321%

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2016 and December 31, 2015, the fair value of commitments was not material.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments at September 30, 2016 and December 31, 2015:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2016
Financial Assets:
Cash and cash equivalents	$12,321,217	$12,321,217	$-	$-
Loans held for sale	2,228,569	-	2,281,772	-
Loans, net of allowance for loan losses	130,442,514	-	-	136,901,731
Federal Home Loan Bank stock	908,000	908,000	-	-
Interest receivable	387,737	-	387,737	-
Federal Home Loan Bank lender risk account receivable	1,525,978	-	-	1,799,564

Financial Liabilities:
Deposits	105,111,079	40,751,389	65,133,672	-
Federal Home Loan Bank advances	30,842,938	-	31,069,356	-
Advances from borrowers for taxes and insurance	982,895	-	982,895	-
Interest payable	23,322	-	23,322	-

December 31, 2015
Financial Assets:
Cash and cash equivalents	$8,304,539	$8,304,539	$-	$-
Loans held for sale	2,444,179	-	2,495,247	-
Loans, net of allowance for loan losses	119,779,931	-	-	122,321,686
Federal Home Loan Bank stock	888,100	888,100	-	-
Interest receivable	359,103	-	359,103	-
Federal Home Loan Bank lender risk account receivable	1,387,411	-	-	1,433,904

Financial Liabilities:
Deposits	103,014,720	36,007,056	67,881,776	-
Federal Home Loan Bank advances	18,813,639	-	19,215,565	-
Advances from borrowers for taxes and insurance	1,281,036	-	1,281,036	-
Interest payable	17,131	-	17,131	-

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7:	Commitments and Credit Risk

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

The dollar amount of commitments to fund fixed rate loans at September 30, 2016 and December 31, 2015 follows:

	September 30,		December 31,
	2016		2015
	(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$9,618,282	2.75% - 4.125%	$2,259,178	3.125% - 4.625%

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan commitments outstanding at September 30, 2016 and December 31, 2015 were composed of the following:

	September 30,	December 31,
	2016	2015
	(Unaudited)

Commitments to originate loans	$1,658,375	$2,628,860
Forward sale commitments	9,617,000	4,888,038
Lines of credit	9,515,688	8,986,553

NOTE 8:	Accumulated Other Comprehensive Loss

The components of other comprehensive loss by component, net of tax, included in stockholders’ equity for the nine months ended September 30, 2016 and the year ended December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015

Net unrealized (loss) gain on available for sale securities	$19,367	$(2,096)
Directors' Retirement Plan prior service costs	(335,376)	(368,290)
Tax benefit	107,531	126,020

Net of tax amount	$(208,478)	$(244,366)

NOTE 9:	Recent Accounting Pronouncements

FASB ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), ("ASU 2016-15"). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has not yet adopted this update and is currently evaluating the impact it may have on the Company’s condensed consolidated financial statements.

FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

For finance leases, a lessee shall recognize in the statement of income interest on the lease liability separately from the amortization of the right-of-use asset. Amortization of the right-to-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

FASB ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities.

In January 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Management is currently evaluating the impact of adopting this guidance on the Company’s condensed consolidated financial statements.

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months and nine months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total Assets. Total assets were $156.4 million at September 30, 2016, an increase of $14.2 million, or 10.0%, over the $142.2 million at December 31, 2015. The increase resulted primarily from increases in cash and cash equivalents of $4.0 million and net loans of $10.7 million, offset in part by a decrease of $605,000 in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $4.0 million, or 48.4%, to $12.3 million at September 30, 2016 from $8.3 million at December 31, 2015. This increase was primarily the result of additional FHLB borrowings of $12.0 million and checking deposit growth of $3.7 million, offset in part by funding an increase in net loans of $10.7 million and a decrease in certificates of deposits of $2.6 million.

Net Loans. Net loans increased $10.7 million, or 8.9%, to $130.4 million at September 30, 2016 from $119.8 million at December 31, 2015. During the nine months ended September 30, 2016, we originated $32.1 million of loans for portfolio, $15.2 million of which were one- to four- family residential real estate loans, $6.6 million were multi-family loans, $2.6 million were nonresidential loans, $5.1 million were home equity lines of credit, $2.3 million were construction and land loans, $200,000 were commercial loans and $3,000 were consumer loans. During the nine months ended September 30, 2016, we sold $44.5 million of one to four family residential loans, on both a servicing–retained and servicing–released basis. Subject to market conditions, management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

The largest increase in our loan portfolio was in the one- to four-family owner occupied residential real estate loan portfolio which grew $4.1 million or 6.1%. The multifamily portfolio increased $4.2 million or 25.5% and the nonresidential portfolio increased $1.5 million or 12.4% during the nine months ended September 30, 2016. The home equity lines of credit portfolio increased $1.6 million or 15.8% to $12.1 million at September 30, 2016. This loan portfolio increase reflects our strategy to grow the portfolio with adjustable-rate loans and mitigate interest rate risk on the balance sheet. We currently sell certain fixed-rate, 15- and 30-year term mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers.

Loans Held for Sale. Loans held for sale decreased $216,000 to $2.2 million at September 30, 2016 from $2.4 million at December 31, 2015.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of government-sponsored mortgage-backed securities, decreased $605,000, or 24.3%, to $1.9 million at September 30, 2016 from $2.5 million at December 31, 2015. There were no securities purchases during the nine months ended September 30, 2016 and $608,000 in maturities, the remaining difference was due to the change in market values within the portfolio during the nine months ended September 30, 2016.

Deposits. Deposits increased $2.1 million, or 2.0%, to $105.1 million at September 30, 2016 from $103.0 million at December 31, 2015. Core deposits, defined as demand, NOW and savings accounts, increased $4.7 million, or 13.2%, to $40.7 million at September 30, 2016 from $36.0 million at December 31, 2015. The increase was primarily the result of marketing efforts directed at increasing demand deposit accounts. The primary marketing effort involved offering a one-time bonus payment of up to $300 to open a new checking account with direct deposit. Time deposits decreased $2.6 million, or 4.0%, to $64.4 million at September 30, 2016 from $67.0 million at December 31, 2015. The decrease in time deposits was primarily due to lower CD offering rates on certain terms to decrease CD interest expense. Certificates originated through the National CD Rateline service declined $2.1 million to $18.3 million at September 30, 2016. During the nine months ended September 30, 2016, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Stockholders’ Equity. Stockholders’ equity increased $499,000, or 2.8%, to $18.1 million at September 30, 2016 from $17.6 million at December 31, 2015. The increase resulted from net income for the period of $463,000 and a decrease in accumulated other comprehensive loss of $36,000.

Comparison of Operating Results for the Three Months Ended September 30, 2016 and September 30, 2015

General. Net income for the quarter ended September 30, 2016 was $287,000, compared to net income of $121,000 for the quarter ended September 30, 2015, an increase of $166,000, or 137.7%. The increase was primarily due to a $260,000 increase in noninterest income and a $108,000 increase in net interest income, partially offset by an increase in noninterest expense of $130,000 and a decrease in the provision of loan losses of $21,000.

Interest Income. Interest income increased $103,000, or 8.4%, to $1.3 million for the quarter ended September 30, 2016 from the comparable quarter in 2015. Interest income on loans increased $103,000, or 8.4%, to $1.3 million as of September 30, 2016 compared to $1.2 million for the comparable quarter in 2015. The average balance of loans during the three months ended September 30, 2016 increased $15.6 million to $133.6 million, compared to $117.9 million for the three months ended September 30, 2015. The average yield on loans decreased 17 basis points to 3.98% for the three months ended September 30, 2016 from 4.15% for the three months ended September 30, 2015. Interest income on securities available-for-sale remained the same due to a 30 basis point increase in average yield on the securities portfolio offset by a $847,000 decrease in the balance of the average securities portfolio during the quarter ended September 30, 2016. Interest income on other investments increased $1,000 in the first quarter of 2016 compared to the same quarter in 2015.

Interest Expense. Total interest expense decreased $4,000, or 1.3%, to $334,000 for the quarter ended September 30, 2016 from $338,000 for the quarter ended September 30, 2015. Interest expense on deposit accounts decreased 11,000, or 4.1%, to $252,000 for the quarter ended September 30, 2016 from $263,000 for the quarter ended September 30, 2015. The decrease between comparable quarters in 2016 from 2015 was primarily due to a $16,000 decrease in interest expense on certificates of deposit resulting from a $4.5 million, or 6.4%, decrease in the average balance of these certificates. The average cost of certificates was unchanged at 1.41%. Checking interest expense increased $5,000 from the comparable quarter in 2015. The increase in interest expense in the checking accounts reflects bonus incentives offered on new checking accounts. The bonus promotion program ended at the end of June 2016 although certain bonus payments were incurred in the third quarter of 2016. The average balances in interest bearing and non-interest bearing accounts during the three months ended September 30, 2016 increased $2.5 million to $17.2 million compared to $14.7 million for the three months ended September 30, 2015. Savings interest expense remained unchanged at $5,000 during the quarter ended September 30, 2016 compared to September 30, 2015.

Interest expense on FHLB advances increased $6,000, or 8.1%, to $82,000 for the quarter ended September 30, 2016 from $75,000 for the quarter ended September 30, 2015. The average balance of advances increased $8.9 million, or 44.3%, for the quarter ended September 30, 2016. The average cost of FHLB borrowing decreased 37 basis points to 1.13% from 1.50%. The decrease in the average cost of advances results from the use of lower cost, short term cash management advances.

Net Interest Income. Net interest income increased $108,000, or 12.0%, to $1.0 million for the quarter ended September 30, 2016 compared to $900,000 the quarter ended September 30, 2015. Average interest-earning assets increased $20.3 million primarily due to a $15.6 million increase in average outstanding loans during the quarter. In addition, DDA balances held at the Federal Home Loan Bank were reclassified as interest earning as the account was migrated from a compensating balance pricing structure to an explicit pricing structure. The net impact in the current interest rate environment is not significant. Average interest-bearing liabilities increased $4.0 million from the same quarter in 2015 due to the funding needed for the increase in lending during the first quarter of 2016. The interest rate spread decreased 23 basis points to 2.67% for the quarter ended September 30, 2016 compared to 2.90% at quarter ended September 30, 2015. The net interest margin decreased 12 basis points to 2.83% for the second quarter of 2016 from 2.95% for the quarter ended September 30, 2015. The interest rate spread and net interest margin were impacted by a continuation of the low interest rate environment.

Provision for Loan Losses. The provision for loan losses decreased $21,000, or 100.0%, as there was a negative provision for loan losses recorded for the quarter ended September 30, 2016. The decrease in the provision for loan losses was based on managements’ evaluation and was primarily due to the improving quality of the loan portfolio, as total delinquencies and other nonperforming loans decreased, and continued favorable economic conditions.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable losses which were inherent in the loan portfolio at September 30, 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $260,000, or 45.9%, to $825,000 for the quarter ended September 30, 2016 from $565,000 for the comparable quarter in 2015. The increase was primarily due to a $226,000 increase in gain on sale of loans in the three months ended September 30, 2016. Other noninterest income increased $30,000, or 31.6%, to $123,000 for the quarter ended September 30, 2016. Servicing income on the sold loan portfolio increased $4,000 due to an increase in the total amount of loans serviced, primarily, for the FHLB – Cincinnati and Freddie Mac. The fair market adjustment on mortgage servicing rights decreased $35,000, or 51.0%, for the three months ended September 30, 2016.

Non-Interest Expense. Non-interest expense increased $130,000, or 10.0%, to $1.4 million for the quarter ended September 30, 2016 compared to $1.3 million for the quarter ended September 30, 2015. The increase was due primarily to a $109,000, or 16.5%, increase in salary and employee benefits to $770,000 in the second quarter of 2016 from $661,000 for the comparable quarter in 2015 caused by increased staffing demands, higher commission payouts to mortgage loan officers, ESOP expense and payroll expense. Data processing expense increased $16,000, or 13.1%, to $138,000 during the quarter ended September 30, 2016 from $122,000 for the quarter ended September 30, 2015. The increase was due to bank growth. Advertising expense decreased $1,000, or 4.0%. Loan cost expense decreased $22,000 or 23.2% primarily due to a reduction in lender credits given to borrowers due to market conditions. Other non-interest expense increased $16,000, or 14.9%, to $120,000 during the second quarter of 2016 from $104,000 for the comparable quarter in 2015 due primarily to increased costs related to being a public company including legal, transfer agent, printing and filing fees of $13,000 for the three months ended September 30, 2016.

Federal Income Taxes. Federal income taxes increased $93,000 due to an increase in pre-tax income of $259,000 for the quarter ended September 30, 2016 compared to pre-tax income for the quarter ended September 30, 2015.

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

	For the Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$133,552	$1,328	3.98%	$117,912	$1,224	4.15%
Securities	1,997	5	1.00	2,844	5	0.70
Other (1)	6,819	10	0.59	1,268	9	2.84
Total interest-earning assets	142,368	1,343	3.77	122,024	1,238	4.06
Non-interest-earning assets	14,465			18,872
Total assets	$153,833			$140,896

Interest-bearing liabilities:
Savings	$22,443	$5	0.09	$22,326	$5	0.09
Interest-bearing demand	4,246	16	1.51	4,739	11	0.93
Certificates of deposit	65,390	231	1.41	69,893	247	1.41
Total deposits	92,079	252	1.09	96,958	263	1.09
Borrowings	28,910	82	1.13	20,031	75	1.50
Total interest-bearing liabilities	120,989	334	1.10	116,989	338	1.16
Non-interest-bearing Demand	12,937			9,926
Other non-interest-bearing liabilities	2,276			2,160
Total non- interest-bearing liabilities	15,213			12,086
Total equity	17,631			11,821
Total liabilities and total equity	$153,833			$140,896
Net interest income		$1,009			$900
Net interest rate spread (2)			2.67%			2.90%
Net interest-earning assets (3)	$21,379			$5,035
Net interest margin (4)			2.83%			2.95%
Average interest-earning assets to interest-bearing liabilities			117.67%			104.30%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Comparison of Operating Results for the Nine Months Ended September 30, 2016 and September 30, 2015

General. Net income for the nine months ended September 30, 2016 was $463,000, compared to net income of $428,000 for the nine months ended September 30, 2015, an increase of $35,000, or 8.0%. The increase was primarily attributable to a $195,000 increase in net interest income and a $112,000 increase in non-interest interest income after provision for loan losses, partially offset by a $306,000 increase in noninterest expense.

Interest Income. Interest income increased $281,000, or 7.7%, to $3.9 million for the nine months ended September 30, 2016 from the comparable nine months in 2015. Interest income on loans increased $286,000 primarily due to a $15.4 million increase in the average balance of loans during the first nine months of 2016 compared to the same nine months in 2015, partially offset by a 21 basis point decrease in the average yield on loans. Interest income on securities available-for-sale decreased $8,000 primarily due to a 10 basis point decrease in average yield on the securities portfolio and a $894,000 decrease in the average balance of the securities portfolio during the nine months ended September 30, 2016. Interest income on other investments increased $4,000 in the first nine months of 2016 compared to the same period in 2015. The increase was the result, in part, of FHLB DDA pricing migrating from a compensating balance arrangement to explicit pricing with collected DDA balances earning a daily rate of interest.

Interest Expense. Total interest expense increased $86,000, or 9.0%, to $1.0 million for the nine months ended September 30, 2016 from $957,000 for the nine months ended September 30, 2015. Interest expense on deposit accounts increased $102,000, or 14.0%, to $828,000 for the nine months ended September 30, 2016 from $727,000 for the nine months ended September 30, 2015. The increase between comparable nine month periods in 2016 from 2015 was primarily due to a $74,000 increase in interest expense on checking accounts. The increase in checking account expense reflects a promotional one-time bonus paid to new checking account customers. The checking account promotion ended in June 2016. Interest expense on certificates of deposit increased $29,000 resulting from a $2.5 million, or 3.9%, increase in the average balance of these certificates. There was no change in the average cost of certificates of deposit. Interest expense on savings accounts decreased $2,000 during the nine months ended September 30, 2016 primarily due to an $826,000 decrease in the average balance of savings accounts.

Interest expense on FHLB advances decreased $16,000, or 6.8%, to $215,000 for the nine months ended September 30, 2016 from $231,000 for the nine months ended September 30, 2015. The average balance of advances increased $2.5 million to $23.3 million for the nine months ended September 30, 2016 from $20.8 million for the same nine months in 2015, while the average cost of these advances decreased 25 basis points to 1.23% from 1.48%. The decrease in the average cost of FHLB advances was due to the increased use of lower cost, short term cash management borrowings.

Net Interest Income. Net interest income increased $195,000, or 7.2%, to $2.9 million for the nine months ended September 30, 2016 compared to $2.7 million the nine months ended September 30, 2015. Average interest-earning assets increased $19.6 million primarily due to a $15.4 million increase in average outstanding loans during the nine months and the reclassification of FHLB DDA balances as interest earning. Interest-bearing liabilities increased $4.4 million from the same nine months in 2015 due to the funding needed for the increase in lending during the first nine months of 2016. The interest rate spread declined 38 basis points to 2.63% for the nine months ended September 30, 2016 from 3.01% for the comparable nine months in 2015. Our net interest margin decreased 24 basis points to 2.81% for the nine months ended September 30, 2016 from 3.05% for the nine months ended September 30, 2015. The interest rate spread and net interest margin were impacted by a continuation of the low interest rate environment.

Provision for Loan Losses. The provision for loan losses decreased $62,000. A negative provision of $21,000 for loan losses was recorded for the nine months ended September 30, 2016 compared to a provision of $41,000 for the same nine months in 2015. The decrease in the provision for loan losses was due to the improving quality of the loan portfolio as total delinquencies and other nonperforming loans decreased.

Non-Interest Income. Non-interest income increased $112,000, or 6.4%, to $1.9 million for the nine months ended September 30, 2016 from $1.8 million for the comparable nine months in 2015. The increase was primarily due to an increase of $140,000, or 11.1%, in gain on sale of loans. Other non-interest income decreased $39,000 primarily due to a $91,000 decrease in the fair value of mortgage servicing rights for the nine months ended September 30, 2016 compared to the comparable nine months in 2015. The fair value of mortgage servicing rights recorded a loss of $104,000 for the nine months ended September 30, 2016 compared to a loss of $13,000 for the nine months ended September 30, 2015. The decrease in value is principally the result of the increase in projected prepayment speeds due to lower mortgage rates and a higher discount rate used in the valuation model. Servicing fees on loans sold increased $11,000 or 10.7% for the nine months ended September 30, 2016 due to an increase in the amount of loans serviced for the FHLB-Cincinnati and Freddie Mac. Loan origination fees increased $46,000 or 67.9% due to higher loan origination volumes compared to the comparable nine months in 2015.

Non-Interest Expense. Non-interest expense increased $306,000, or 8.0%, to $4.1 million for the nine months ended September 30, 2016 compared to $3.8 million for the nine months ended September 30, 2015. The increase was due in part to a $158,000, or 8.2%, increase in salary and employee benefits to $2.1 million in the nine months ended September 30, 2016. Data processing expense increased $48,000, or 13.6%, to $406,000 during the nine months ended September 30, 2016 from $357,000 for the nine months ended September 30, 2015. The increase was due to a one-time assessment for PCI compliance from our core data processor and bank growth. Advertising expense increased $34,000 primarily from a checking account promotional campaign. The promotional campaign ended in June 2016. Franchise tax expense increased $35,000 due to higher capital levels from the stock offering. The state of Ohio assesses franchise tax based on the level of capital. Other non-interest expense increased $64,000, or 18.9%, to $400,000 during the nine months ended September 30, 2016 from $336,000 for the comparable nine months in 2015 due primarily to increased costs related being a public company including legal, transfer agent, printing and filing fees of $54,000 for the nine months ended September 30, 2016.

Federal Income Taxes. Federal income taxes, which are based on operating results, increased $30,000 due to increased pre-tax net income for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

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

	For the Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
(Dollars in thousands)
Interest-earning assets:
Loans	$129,066	$3,898	4.03%	$113,708	$3,612	4.24%
Securities	2,164	14	0.86	3,058	22	0.96
Other (1)	6,386	30	0.63	1,217	26	2.85
Total interest-earning assets	137,616	3,942	3.82	117,983	3,660	4.14
Non-interest-earning assets	11,735			17,550
Total assets	$149,351			$135,533

Interest-bearing liabilities:
Savings	$22,465	$15	0.09	$23,291	$17	0.10
Interest-bearing demand	4,134	103	3.32	3,942	29	0.98
Certificates of deposit	67,113	710	1.41	64,588	681	1.41
Total deposits	93,712	828	1.18	91,821	727	1.06
Borrowings	23,279	215	1.23	20,769	231	1.48
Total interest-bearing liabilities	116,991	1,043	1.19	112,590	958	1.13
Non-interest-bearing Demand	12,519			9,173
Other non-interest-bearing liabilities	2,396			2,107
Total non- interest-bearing liabilities	14,915			11,280
Total equity	17,445			11,663
Total liabilities and total equity	$149,351			$135,533
Net interest income		$2,899			$2,702
Net interest rate spread (2)			2.63%			3.01%
Net interest-earning assets (3)	$20,625			$5,393
Net interest margin (4)			2.81%			3.05%
Average interest-earning assets to interest-bearing liabilities			117.63%			104.79%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

(5)	Annualized

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary source of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At September 30, 2016, we had $30.8 million outstanding in advances from the FHLB. At September 30, 2016, we had FHLB stock based capacity to borrow an additional $5.9 million and collateral based capacity to borrow $42.2 million. The Bank had additional lines of credit with two commercial banks totaling $6.5 million. Additionally the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided (used) by operating activities was $276,000 for the nine months ended September 30, 2016, and ($506,000) for the nine months ended September 30, 2015. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $10.1 million for the nine months ended September 30, 2016, and $13.5 million for nine months ended September 30, 2015. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $13.8 million for the nine months ended September 30, 2016, and $18.4 million for the nine months ended September 30, 2015 resulting from our strategy of increasing retail checking and FHLB borrowings to fund loan originations.

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

Cincinnati Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At September 30, 2016, Cincinnati Bancorp (on an unconsolidated, stand-alone basis) had liquid assets of $337,000.

At September 30, 2016, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $18.0 million, or 11.7% of adjusted total assets, which is above the well-capitalized required level of $7.7 million, or 5.0%; total risk-based capital of $19.4 million, or 17.9% of risk-weighted assets, which is above the well-capitalized required level of $10.8 million, or 10.0%; and common equity tier 1 risk based capital of $18.0 million, or 16.6%, of risk weighted assets, which is above the well-capitalized required level of $7.0 million, or 6.5%. At December 31, 2015, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $17.5 million, or 12.2% of adjusted total assets, which is above the well-capitalized required level of $7.2 million, or 5.0%; and total risk-based capital of $18.8 million, or 18.6% of risk-weighted assets, which is above the well-capitalized required level of $10.1 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at September 30, 2016, and December 31, 2015. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on March 11, 2015, as subsequently amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: November 14, 2016	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: November 14, 2016	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

