Form 10-K
period 2016-12-31
Cincinnati Bancorp
filed 2017-03-30
CIK 1635484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s shares held by nonaffiliates as of June 30, 2016 was $5,334,744, based on the closing sales price of $9.50 per share reported by the OTC Markets Group, Inc. on December 30, 2016. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by CF Mutual Holding Company, by the directors and executive officers of the registrant and by the Cincinnati Federal Employee Stock Ownership Plan.).

The number of outstanding shares of the registrant’s common stock as of March 13, 2017 was 1,719,250, of which 945,587 shares were owned by CF Mutual Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

General

Cincinnati Bancorp (the “Company”) is a federally-chartered corporation that was incorporated in October 2015 to be the mid-tier stock holding company for Cincinnati Federal in connection with the mutual holding company reorganization of Cincinnati Federal. The reorganization was completed on October 14, 2015. Cincinnati Bancorp sold a total of 773,663 shares of common stock at $10.00 per share in the related offering and issued 945,587 shares to CF Mutual Holding Company. Net proceeds from the offering were approximately $6.3 million. CF Mutual Holding Company is a federally chartered mutual holding company formed in October 2015 to become the mutual holding company of Cincinnati Bancorp in connection with the mutual holding company reorganization of Cincinnati Federal. As a mutual non-stock holding company, CF Mutual Holding Company has as its members all holders of the deposit accounts at Cincinnati Federal, and certain borrowers of Cincinnati Federal as of January 21, 2015 for so long as such borrowings remain in existence. As a mutual holding company, CF Mutual Holding Company is required by law to own a majority of the voting stock of Cincinnati Bancorp. CF Mutual Holding Company is not currently, and at no time has been, an operating company.

The executive offices of Cincinnati Bancorp are located at 6581 Harrison Avenue, Cincinnati, Ohio 45247, and the telephone number is (513) 574-3025. Our website address is www.cincinnatifederal.com. Information on our website should not be considered a part of this annual report.

Cincinnati Bancorp is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At December 31, 2016, we had total assets of $155.0 million, total deposits of $108.1 million and total equity of $18.4 million. We recorded net income of $734,000 for the year ended December 31, 2016.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, nonresidential real estate and multi-family loans, home equity loans and lines of credit, and construction and land loans. We also invest in securities, which consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock. We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. We utilize advances from the Federal Home Loan Bank of Cincinnati (the “FHLB-Cincinnati”) for asset/liability management purposes and for additional funding for our operations. At December 31, 2016, we had $25.6 million in advances outstanding with the FHLB-Cincinnati.

Cincinnati Federal also operates an active mortgage banking unit with six mortgage loan officers, which originates loans both for sale into the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $2.0 million for the fiscal year ended December 31, 2016.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer and finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2016, based on the most recent available FDIC data, our market share of deposits represented 0.12% of FDIC-insured deposits in Hamilton County, ranking us 15th in deposit market share. This data does not include deposits held by credit unions.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)		(Dollars in thousands)

Real estate loans:
One- to four-family residential: (1)
Owner occupied	$69,651	52.18%	$66,749	54.97%
Non-owner occupied	11,819	8.85	11,954	9.85
Nonresidential	13,655	10.23	12,218	10.06
Multi-family	21,351	16.00	16,525	13.61
Home equity lines of credit	12,596	9.44	10,439	8.60
Construction and land	3,887	2.91	3,111	2.56
Total real estate	132,959	99.61	120,996	99.65
Commercial loans	512	0.38	403	0.33
Consumer loans	17	0.01	22	0.02
Total loans	133,488	100.00%	121,421	100.00%
Less:
Deferred loan fees	(428)		(392)
Allowance for losses	1,326		1,367
Undisbursed loan proceeds	1,486		666
Total loans, net	$131,104		$119,780

(1)	Includes $2.2 million and $2.6 million of home equity loans at December 31, 2016 and December 31, 2015, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2016. Demand loans, which are loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2016	One- to Four- Family Residential Real Estate	Nonresidential Real Estate	Multi-Family Real Estate	Construction and Land
	(In thousands)

Amounts due in:
2017	$233	$269	$89	$-
2018	301	40	22	462
2019	1,068	84	243	-
2020-2021	1,420	560	145	-
2022-2026	10,190	1,594	4,759	-
2027-2031	6,918	3.689	2,166	287
2032 and beyond	61,340	7,419	13,927	3,138
Total	$81,470	$13,655	$21,351	$3,887

December 31, 2016	Home Equity Lines of Credit	Commercial	Consumer	Total
	(In thousands)

Amounts due in:
2017	$1,214	$174	$1	$1,980
2018	138	10	6	979
2019	1,493	-	2	2,890
2020-2021	759	136	-	3,020
2022-2026	8,905	150	8	25,606
2027-2031	87	-	-	13,147
2032 and beyond	-	42	-	85,866
Total	$12,596	$512	$17	$133,488

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$27,206	$54,031	$81,237
Nonresidential	2,341	11,045	13,386
Multi-family	2,875	18,387	21,262
Home equity lines of credit	-	11,382	11,382
Construction and land	-	3,887	3,887
Total real estate	32,422	98,732	131,154
Commercial loans	338	-	338
Consumer loans	16	-	16
Total loans	$32,776	$98,732	$131,508

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Cincinnati Federal is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Cincinnati Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2016, based on the 15% limitation, Cincinnati Federal’s loans-to-one-borrower limit was approximately $2.9 million. On the same date, Cincinnati Federal had no borrowers with outstanding balances in excess of this amount. At December 31, 2016, our largest loan relationship with one borrower was for approximately $2.0 million, secured by multi-family and one to four family investment properties, and was performing in accordance with its original terms on that date.

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

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2016, we had $81.5 million of loans secured by one- to four-family real estate, representing 61.03% of our total loan portfolio. We originate both fixed- and adjustable-rate residential mortgage loans. At December 31, 2016, the one- to four-family residential mortgage loans held in our portfolio were comprised of 33.5% fixed-rate loans, and 66.5% adjustable-rate loans.

Prior to 2010, we engaged in significant non-owner occupied one- to four-family real estate lending. Many of these loans were made to investors who owned a number of rental properties, and which did not provide sufficient rental cash flows to service the repayment of the loans. There is a greater credit risk inherent in non-owner occupied properties, than in owner occupied properties since, like nonresidential real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. Beginning with the economic downturn that began in 2008, we experienced higher levels of delinquencies and charge-offs in our non-owner occupied residential loan portfolio. Our management took steps to reduce our delinquent and non-performing assets in this portfolio, and to reduce this type of lending. See “—Delinquencies and Non-Performing Assets” below. As a result of these efforts, the amount of our non-owner occupied one- to four-family residential real estate loans has decreased in recent years. At December 31, 2016, we had $11.8 million of such loans.

We currently originate a small number of non-owner occupied residential loans. Non-owner occupied loans as a percentage of total loans has dropped from 9.9% at December 31, 2015 to 8.85% at December 31, 2016. We impose strict underwriting guidelines in the origination of such loans, including a maximum number of loans to the same borrower, local residency, and no prior bankruptcies and/or foreclosures. Properties securing non-owner occupied loans must be within 50 miles of a Cincinnati Federal branch office. We also generally limit loans on non-owner occupied properties to borrowers with no more than ten total rental properties as a way to mitigate the risks involved in lending to professional property investors.

Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA, VA and Rural Housing Development loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. We use an underwriter with expertise in FHA/VA lending. With the exception of three residential loans totaling $492,000 at December 31, 2016, all of our one- to four-family residential real estate loans at that date are secured by properties located in our market area.

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

We currently offer a special residential mortgage program with preferred loan terms to new and existing medical physicians. This program includes (i) preferred treatment of new physician income with regard to positions offered or recently begun and (ii) mortgage loans with a loan-to-value ratio up to 95% to 100% without the need to obtain mortgage insurance for loans up to $600,000. Doctors licensed for at least one year or self-employed for at least two years may receive mortgage loans with loan-to-value ratios up to 90 to 100% without the need to obtain mortgage insurance for loans up to $700,000 and 85% for loans greater than $700,000. The portfolio of loans originated under this program was $3.2 million as of December 31, 2016.

Nonresidential Real Estate and Multi-Family Lending. In recent years, we have sought to increase our nonresidential real estate and multi-family loans. Our nonresidential real estate loans are secured primarily by office buildings, retail and mixed-use properties, and light industrial properties located in our primary market area. Our multi-family loans are secured primarily by apartment buildings. At December 31, 2016, we had $13.7 million in nonresidential real estate loans and $21.4 million in multi-family real estate loans, representing 10.2% and 16.0% of our total loan portfolio, respectively.

Most of our nonresidential and multi-family real estate loans have a maximum term of up to 25 years. The interest rates on nonresidential real estate and multi-family loans are generally fixed for an initial period of three, five or seven years and adjust annually thereafter based on the One Year Treasury Rate. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75% while multi-family real estate loans have a maximum loan-to-value ratio of 80%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At December 31, 2016, our largest nonresidential real estate loan totaled $1.2 million and was secured by an indoor tennis and fitness center. At that date, our largest multi-family real estate loan totaled $1.5 million and was secured by an apartment building. At December 31, 2016, both of these loans were performing in accordance with their original terms. Set forth below is information regarding our nonresidential real estate loans at December 31, 2016.

Type of Collateral	Number of Loans	Balance
		(Dollars in thousands)

General commercial	23	$4,480
Industrial/warehouse	9	2,213
Retail/wholesale	16	3,481
Mobile home park	1	367
Service/professional	12	3,114
Total	61	$13,655

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

Loans secured by nonresidential and multi-family real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Repayment of nonresidential real estate loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2016, we had no non-performing nonresidential real estate loans or multi-family loans.

Construction Lending and Land Loans. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2016, our construction loans, including land loans, totaled $3.9 million, representing 2.9% of our total loan portfolio.

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

At December 31, 2016, our largest outstanding residential construction loan was for $760,000 of which $688,000 was outstanding. This loan was performing according to its original terms at December 31, 2016. At December 31, 2016, there were no residential construction loans that were 60 days or more delinquent.

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

Loans for the construction of nonresidential or multi-family properties typically have terms of up to 18 months. These construction loans have rates and terms comparable to nonresidential real estate loans offered by us. The maximum loan-to-value ratio of nonresidential or multi-family construction loans is generally 75%. Nonresidential real estate construction loans also have a 50% pre-leasing requirement. No such requirement is placed on multi-family construction loans.

At December 31, 2016, our largest outstanding nonresidential or multi-family construction loan was $533,000 in an apartment building. This loan was performing in accordance with its original terms at December 31, 2016.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan-to-value ratio (including senior liens on the collateral property) of 90% if the first mortgage is originated by Cincinnati Federal and 85% if the first mortgage is not originated by Cincinnati Federal. We currently offer home equity lines of credit for a period of ten years, and generally at rates tied to the prevailing prime interest rate. We also offer home equity lines of credit on non-owner occupied properties, where the first mortgage is also originated by us, with a maximum loan-to-value ratio of 50% for a maximum term of two years. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans. At December 31, 2016, we had $12.6 million of home equity lines of credit and $2.2 million of fixed-term home equity loans, representing 9.4 % and 1.7% of our total loan portfolio, respectively. At December 31, 2016, we had one home equity line of credit that was 60 days or more delinquent totaling $10,000.

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

Commercial Business Loans. We have generally conducted very limited commercial business lending. The board of directors has authorized management to purchase up to $500,000 in commercial business loans from an unaffiliated commercial lender specializing in loans to physicians and other professionals in the medical field. These are installment loans amortizing over seven years and carry higher interest rates than traditional residential loans. These loans may be secured by liens on non-real estate business assets. These loans are often used for working capital, debt consolidation, equipment and other general business purposes. The loans to be purchased must be reviewed and found to be consistent with our loan policy and underwriting guidelines. As of December 31, 2016, we had acquired such loans in the aggregate amount of $272,000 or 0.2% of the loan portfolio. At December 31, 2016, all four loans were performing in accordance with their original terms.

Consumer Lending. To date, our consumer lending apart from home equity loans and lines of credit has been limited. At December 31, 2016, we had $17,000 of consumer loans outstanding, representing less than 0.01% of our total loan portfolio. Of these loans, $4,000 was secured by deposits at Cincinnati Federal. At December 31, 2016, we had one automobile loan for $5,000 and one unsecured personal loan for $8,000.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we originate for sale and sell the majority of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 10 years, on a combination of servicing-retained and servicing-released, limited or no recourse basis, while generally retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.  Additionally, we consider the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2016, we had $1.3 million in loans held for sale.

From time to time, we may purchase or sell participation interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2016 and December 31, 2015, we had $2.7 million and $1.8 million in loan participation interests that we purchased. At those dates, we had $3.0 million and $3.0 million in loan participation interests sold. In September 2016 we sold $1.0 million in adjustable rate one to four family residential loans to a local community bank.

Historically, we generally do not purchase whole loans or loan participations from third parties to supplement our loan production. Recently, however, we did purchase several loans from a commercial lender specializing in loans to physicians and other professional in the medical field. We may purchase additional loans from that lender in the future. See “—Commercial Business Loans.”

We generally sell our loans without recourse, except for customary representations and warranties provided in sales transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended December 31, 2016 and 2015, we sold $65.9 million and $56.4 million, respectively, of mortgage loans. Some of the mortgage loans were sold on a servicing-released basis, and we retained servicing on certain of these loans. At December 31, 2016, we serviced $72.6 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2016	2015
	(In thousands)

Total loans at beginning of period	$121,421	$106,461

Loans originated:
Real estate loans:
One- to four-family residential:
Owner occupied	79,630	77,589
Non-owner occupied	1,427	599
Nonresidential	3,270	4,180
Multi-family	8,517	3,499
Home equity lines of credit	6,429	5,326
Construction and land	3,329	2,039
Total real estate	102,602	93,232
Commercial loans	215	242
Consumer loans	3	50
Total loans	102,820	93,524

Loans purchased:
Real estate loans:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	1,000	1,501
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	1,000	1,501
Commercial loans	—	135
Consumer loans	—	—
Total loans	1,000	1,636

Loans sold:
Real estate loans:
One- to four-family residential:
Owner occupied	65,662	56,355
Non-owner occupied	209	—
Nonresidential	—	1,040
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	65,871	57,395
Commercial loans	—	—
Consumer loans	—	—
Total loans	65,871	57,395

Principal repayments and other	25,882	22,805

Net loan activity	12,067	14,960
Total loans at end of period	$133,488	$121,421

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

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2016			2015
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential	$86	$10	$48	$164	$160	$11
Nonresidential	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Home equity lines of credit	80	—	10	592	—	—
Construction and land	—	—	—	—	—	—
Total real estate	166	10	58	756	160	11
Commercial loans	—	—	—	—	—	—
Consumer loans	4	—	—	—	7	—
Total	$170	$10	$58	$756	$167	$11

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

On the basis of this review of our assets, our classified or special mention assets (presented gross of allowance) at the dates indicated were as follows:

	At December 31,
	2016	2015
	(In thousands)
Special mention assets	$1,967	$1,910
Substandard assets	2,907	3,298
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$4,874	$5,208

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

At December 31,
	2016	2015
(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$38	$11
Non-owner occupied	10	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	10	—
Construction and land	—	—
Total real estate	58	11
Commercial loans	—	—
Consumer loans	—	—
Total non-accrual loans	58	11
Non-accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	—
Commercial loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	—	—

Total non-accrual loans	58	11
Real estate owned:
One- to four-family residential:
Owner occupied	—	30
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Other	—	—
Total real estate owned	—	30

Total non-performing assets	$58	$41

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential:
Owner occupied	$—	$—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	—
Commercial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	$—	$—

	At December 31,
	2016	2015
	(Dollars in thousands)

Accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$565	$58
Non-owner occupied	552	571
Nonresidential	—	—
Multi-family	530	651
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	1,647	1,280
Commercial loans	—	—
Consumer loans	—	—
Total accruing troubled debt restructured loans	$1,647	$1,280
Total non-performing assets and accruing troubled debt restructured loans	$1,705	$1,321
Total non-performing loans to total loans	0.04%	0.01%
Total non-performing assets to total assets	0.04%	0.03%
Total non-performing assets and accruing troubled debt restructured loans to total assets	1.10%	0.93%

Other than $1.1 and $2.0 million of loans designated as substandard, there were no other loans at December 31, 2016 and December 31, 2015, respectively, that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded for the years ended December 31, 2016 and 2015 had nonaccruing loans been current according to their original terms amounted to $3,600 and $425, respectively. We recognized $1,000 and $0 of interest income for these loans for the years ended December 31, 2016 and 2015, respectively. For the years ended December 31, 2016 and 2015, interest income that would have been recorded had our non-accruing troubled debt restructurings and non-accruing loans been on accrual status was $3,600 and $0, respectively. As of December 31, 2016 and 2015, all troubled debt restructurings were performing in accordance with their restructured terms.

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2016, we had 14 loans totaling $1.6 million that were classified as troubled debt restructurings. At that date, all troubled debt restructurings were performing in accordance with their modified terms.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2016	2015
	(Dollars in thousands)

Allowance at beginning of period	$1,367	$1,350
Provision (credit) for loan losses	(121)	26
Charge offs:
Real estate loans:
One- to four-family residential	20	28
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	20	28
Commercial loans	—	—
Consumer loans	—	—
Total charge-offs	20	28

Recoveries:
Real estate loans:
One- to four-family residential	—	19
Nonresidential	100	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	100	19
Commercial loans	—	—
Consumer loans	—	—
Total recoveries	100	19

Net (charge-offs) recoveries	80	(9)

Allowance at end of period	$1,326	$1,367

Allowance to non-performing loans	2,286.21%	8,041.18%
Allowance to total loans outstanding at the end of the period	0.99%	1.13%
Net (charge-offs) recoveries to average loans outstanding during the period	0.06%	(0.01)%

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

	At December 31,
	2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential:
Owner occupied	$413	52 .18%	$382	54.04%
Non-owner occupied	130	8.85	333	12.28
Nonresidential	167	10.23	196	10.06
Multi-family	175	16.00	112	13.61
Home equity lines of credit	364	9.44	291	8.60
Construction and land	64	2.91	44	2.56
Total real estate	1,313	99.61	1,358	99.65
Commercial loans	12	0.38	8	0.33
Consumer loans	1	0.01	1	0.02
Total allocated allowance	1,326	100.00%	1,367	100.00%
Unallocated	—		—
Total	$1,326		$1,367

At December 31, 2016, our allowance for loan losses represented 0.99% of total loans and 2,286.21% of nonperforming loans. Nonperforming loans increased from $11,000 at December 31, 2015 to $58,000 at December 31, 2016. At December 31, 2015, our allowance for loan losses represented 1.13% of total loans and 8,041.18% of nonperforming loans. The allowance for loan losses was $1.3 million at December 31, 2016 and $1.4 million at December 31, 2015. There were $80,000 in net recoveries during the year ended December 31, 2016 and $9,000 in net loan charge-offs during the years ended December 31, 2015.

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

At December 31, 2016, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises or the Federal Home Loan Bank. At December 31, 2016, we owned $908,000 of FHLB-Cincinnati stock. As a member of FHLB-Cincinnati, we are required to purchase stock in the FHLB-Cincinnati, which stock is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated, all of which consisted of pass-through mortgage-backed securities.

	At December 31,
	2016		2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)

Freddie Mac	$352	$352	$505	$496
Fannie Mae	1,408	1,427	1,990	1,997
Total	$1,760	$1,779	$2,495	$2,493

Mortgage-Backed Securities. At December 31, 2016, we had mortgage-backed securities with a carrying value of $1.8 million, which constituted our entire securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Cincinnati Federal. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are backed by either Freddie Mac or Fannie Mae, which are government-sponsored enterprises.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2016 and 2015, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

December 31, 2016	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Freddie Mac	$—	—%	$352	1.69%	$—	—%	$—	—%	$352	$352	1.69%
Fannie Mae	1,182	1.88%	226	3.35%	—	—%	—	—%	1,408	1,427	2.12%
Total	$1,182	1.88%	$578	2.00%	$—	—%	$—	—%	$1,760	$1,779	2.03%

December 31, 2015	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Freddie Mac	$—	—%	$505	1.77%	$—	—%	$—	—%	$505	$496	1.77%
Fannie Mae	408	1.70%	1,240	1.85%	342	3.34%	—	—%	1,990	1,997	2.08%
Total	$408	1.70%	$1,745	1.83%	$342	3.34%	$—	—%	$2,495	$2,493	2.02%

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

We participate in the National CD Rateline Program as a wholesale source for certificates of deposit to supplement deposits generated through our retail banking operations. The Rateline Program provides an internet based listing service which connects financial institutions such as Cincinnati Federal with other financial institutions for jumbo certificates of deposit. Deposits obtained through the Rateline Program are not considered to be brokered deposits. At December 31, 2016, approximately $18.9 million of our certificates of deposit, representing 17.5% of our total deposits, had been obtained through the Rateline Program. At December 31, 2016, these certificates of deposit had an average term to maturity of 42 months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2016			2015
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Savings	$22,706	21.34%	0.09%	$22,946	22.58%	0.09%
Interest-bearing demand	4,299	4.04	2.65	4,251	4.18	0.94
Certificates of deposit	66,621	62.62	1.40	65,297	64.27	1.41
Interest-bearing deposits	93,626	88.00	1.14	92,494	91.03	1.06
Non-interest bearing demand	12,763	12.00		9,119	8.97	—
Total deposits	$106,389	100.00%	1.00	$101,613	100.00%	0.97

The following table sets forth our deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2016	2015
	(In thousands)

Beginning balance	$103,015	$93,478
Net deposits (withdrawals) before interest credited	4,353	8,924
Interest credited	724	613
Net increase (decrease) in deposits	5,077	9,537
Ending balance	$108,092	$103,015

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2016	2015
	(In thousands)
Interest Rate:
Less than 1.00%	$15,463	$19,441
1.00% to 1.99%	45,178	37,862
2.00% to 2.99%	4,798	9,396
3.00% to 3.99%	1	1
4.00% to 4.99%	-	50
5.00% to 5.99%	-	258

Total	$65,440	$67,008

The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2016
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 1.00%	$14,555	$908	$—	$—	$15,463	23.63%
1.00% to 1.99%	13,304	16,221	7,827	7,826	45,178	69.03
2.00% to 2.99%	280	105	2,901	1,512	4,798	7.33
3.00% to 3.99%	1	—	—	—	1	0.01
4.00% to 4.99%	—	—	—	—	—	—
5.00% to 5.99%	—	—	—	—	—	—

Total	$28,140	$17,234	$10,728	$9,338	$65,440	100.00%

The following table sets forth the maturity of our jumbo certificates of deposits ($100,000 or greater) as of December 31, 2016.

At December 31, 2016
(In thousands)

Three months or less	$3,507
Over three months through six months	4,195
Over six months through one year	6,928
Over one year to three years	17,586
Over three years	3,968

Total	$36,184

Borrowings. We may obtain advances from the FHLB-Cincinnati by pledging as security our capital stock in the FHLB-Cincinnati and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. During the past several years, we have generally used shorter term FHLB-Cincinnati advances. At December 31, 2016, we had $25.6 million of FHLB-Cincinnati advances (net of deferred prepayment penalties). Most of these advances had interest rates ranging from 0.64% to 3.12%. We sometimes use FHLB-Cincinnati advances for short-term funding needs arising from our mortgage-banking activities.

In addition to the availability of FHLB-Cincinnati advances we also have a total of $6.5 million in lines of credit from two commercial banks. No amount was outstanding on these lines of credit at December 31, 2016.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the years indicated. All such borrowings consisted of FHLB-Cincinnati advances.

	At or For the Year Ended December 31,
	2016	2015
	(Dollars in thousands)

Balance outstanding at end of period	$25,559	$18,814
Weighted average interest rate at the end of period	1.37%	1.36%
Maximum amount of borrowings outstanding at any month end during the period	$30,843	$24,066
Average balance outstanding during the period	23,941	20,132
Weighted average interest rate during the period	1.25%	1.45%

Employees

As of December 31, 2016, we had 34 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

Subsidiary Activities

In January 2015, Cincinnati Federal received regulatory approval to form Cincinnati Federal Investment Services, LLC, a wholly owned subsidiary under Ohio law. The subsidiary was formed to offer nondeposit investment and insurance products in partnership with Infinex Investments, Inc. As of December 31, 2016, Cincinnati Federal had a $100 investment in the subsidiary. In June 2016, Cincinnati Federal Investment Services, LLC ceased operations and the agreement with Infinex Investments, Inc. was terminated. There were no costs associated with the termination of the Infinex agreement.

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

Capital Requirements. On July 9, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more and all top-tier savings and loan holding companies.

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

At December 31, 2016, Cincinnati Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2016, Cincinnati Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2016, Cincinnati Federal satisfied the QTL test.

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

At December 31, 2016, the Bank met the capital requirements to be considered “well capitalized” under the prompt corrective action rules.

The OCC’s prompt corrective action standards changed with the new capital ratios. Under the new standards, in order to be considered well-capitalized, the Bank must have to have a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0% (increased from prior year), a total risk-based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. We have determined that the Bank is well-capitalized under these standards as of December 31, 2016.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2016, the annualized FICO assessment was equal to 0.62 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. Cincinnati Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, Cincinnati Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2016, Cincinnati Federal was in compliance with this requirement. While Cincinnati Federal’s ability to borrow from the FHLB-Cincinnati provides an additional source of liquidity, Cincinnati Federal has historically not used FHLB advances to fund its operations.

Federal Reserve System. Federal Reserve Board regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts. For 2016: a 3% reserve ratio was assessed on net transaction accounts up to and including $110.0 million; a 10% reserve ratio was assessed above $110.0 million. The first $15.2 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempt from the reserve requirements. The amounts are adjusted annually and, for 2017, establish a 3% reserve ratio for aggregate transaction accounts up to $115.1 million, a 10% ratio above $115.1 million, and an exemption of $15.5 million.

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

Holding Company Regulation

General. Cincinnati Bancorp and CF Mutual Holding Company are non-diversified savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Cincinnati Bancorp and CF Mutual Holding Company are registered with the Federal Reserve Board and are subject to regulations, examinations, supervision and reporting requirements applicable to savings and loan holding companies. In addition, the Federal Reserve Board has enforcement authority over Cincinnati Bancorp, CF Mutual Holding Company and its non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.

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

Method of Accounting. For federal income tax purposes, Cincinnati Bancorp and its subsidiary uses a tax year ending December 31st and files a consolidated federal tax return. The Company reports its income and expenses on the accrual method of accounting. Cincinnati Federal is not currently under audit with respect to its federal income tax return from prior years.

Minimum Tax. The Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2016, Cincinnati Federal is not subject to the alternative minimum tax and will not be subject to the alternative minimum tax until it exceeds the gross income threshold. At December 31, 2016, Cincinnati Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, Cincinnati Federal had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2016, Cincinnati Federal had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from Cincinnati Federal as a member of the same affiliated group of corporations.

State Taxation

Cincinnati Bancorp and Cincinnati Federal are subject to Ohio taxation in the same general manner as other financial institutions. In particular, Cincinnati Bancorp and Cincinnati Federal file a consolidated Ohio Financial Institutions Tax (“FIT”) return. The FIT is based upon the net worth of the consolidated group. For Ohio FIT purposes, savings institutions are currently taxed at a rate equal to 0.8% of taxable net worth. Cincinnati Federal is not currently under audit with respect to its Ohio FIT returns.

ITEM 1A.	RISK FACTORS

The presentation of Risk Factors is not required of smaller reporting companies like Cincinnati Bancorp.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2016, the net book value of our office properties was $2.6 million, and the net book value of our furniture, fixtures and equipment was $73,000. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
6581 Harrison Ave Cincinnati, OH 45247	Owned	2010	$1,191

Branch Offices:
1270 Nagel Rd. Cincinnati, OH 45255	Owned	1995	443

7553 Bridgetown Rd. Cincinnati, OH 45248	Owned	1987	331

4310 Glenway Ave Cincinnati, OH 45205	Owned	1957	552

In May 2016, Cincinnati Federal opened a loan production office at 4680 Parkway Drive, Mason, Ohio. The facility is leased. The net book value of the furniture, fixtures and equipment for the loan production office was $13,000. We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2016, we were not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business or in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Market, Holder and Dividend Information. Our common stock is traded on the OTC Pink Marketplace under the symbol “CNNB.” The number of holders of record of Cincinnati Bancorp’s common stock as of December 31, 2016, was approximately 121. Certain shares of Cincinnati Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The common stock of Cincinnati Bancorp began trading on the OTC Pink Marketplace on October 15, 2015. Accordingly, there is no market information for the periods prior to such date.

The following table sets forth the high and low closing bid prices per share of common stock for the periods indicated.

Fiscal Year Ended December 31, 2016			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2016	$10.00	$8.96	$—
September 30, 2016	9.55	8.75	—
June 30, 2016	9.25	8.87	—
March 31, 2016	9.25	8.75	—

Fiscal Year Ended December 31, 2015			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2015	$10.00	$8.96	$—

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

ITEM 7.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section is intended to help potential investors understand the financial performance of Cincinnati Bancorp and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2016 and December 31, 2015 and our results of operations for the years ended December 31, 2016 and December 31, 2015. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

Overview

Cincinnati Federal provides financial services to individuals and businesses from our main office in Cincinnati, Ohio and our full service branch offices in Miami Heights, Anderson and Price Hill. In addition we operate a loan production office in Mason, Ohio. Our primary market area includes Hamilton County, Ohio, and, to a lesser extent, Warren, Butler and Clermont Counties, Ohio. To a more limited extent, we also conduct business in the northern Kentucky region and make loans secured by properties in Campbell, Kenton and Boone Counties, Kentucky, as well as in Dearborn County, in southeastern Indiana.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, nonresidential real estate and multi-family loans, home equity loans and lines of credit and construction and land loans. At December 31, 2016, $81.5 million, or 61.0% of our total loan portfolio, was comprised of one- to four-family residential real estate loans; $13.7 million, or 10.2%, consisted of nonresidential real estate loans; $21.3 million, or 16.0%, consisted of multi-family loans; $12.6 million, or 9.4%, consisted of home equity lines of credit; $529,000 or 0.39% consisted of commercial business loans and consumer loans; and $3.9 million, or 2.9%, consisted of construction and land loans. We also invest in securities, which currently consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock.

Cincinnati Federal also operates an active mortgage banking unit with seven mortgage loan officers. This unit originates loans both for sale in the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $2.0 million for year ended December 31, 2016 and $1.6 million for year ended December 31, 2015.

We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. We utilize advances from the FHLB-Cincinnati for liquidity and for asset/liability management purposes. At December 31, 2016, we had $25.6 million in advances (net of deferred prepayment penalties) outstanding with the FHLB-Cincinnati.

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

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2016, this limit was $4.9 million, and we had invested $3.2 million in bank owned life insurance.

In the fall of 2014 Cincinnati Federal entered into an agreement with Infinex Investments, Inc., a member of FINRA/SIPC to offer non-deposit investment and insurance products. Cincinnati Federal Investment Services, LLC ceased operations in June 2016 and the agreement with Infinex Investments, Inc. was terminated. There were no expenses incurred with the termination of the Infinex Investments agreement.

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

Business Strategy

Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service. Our goals are to increase interest income through loan portfolio growth, expand fee income with the mortgage banking unit, lower our cost of deposits by increasing non-maturity based accounts, achieve economies of scale through balance sheet growth and diversify sources of income. Highlights of our current business strategy include:

•	Increasing our origination of nonresidential real estate and multi-family loans. We began originating a significant amount of nonresidential real estate and multi-family loans in the early 2000s. As of December 31, 2016 and December 31, 2015, such loans, together with construction and land loans, totaled $38.9 million and $31.9 million, or 197.2% and 167.9% of capital plus ALLL, respectively. Under our current board approved loan concentration policy, such loans (including construction and land loans) shall not exceed 300% of our capital plus ALLL. We intend to continue to increase our origination of nonresidential real estate and multi-family real estate loans, with a focus on multi-family loans. Most nonresidential real estate and multi-family loans are originated with adjustable rates. Nonresidential real estate and multi-family lending is expected to increase loan yields with shorter repricing terms than fixed-rate loans. Nonresidential real estate and multi-family originations in 2016 increased $4.1 million or 53.5% over 2015 origination levels. The additional capital raised in the stock offering will increase our nonresidential real estate and multi-family lending capacity by enabling us to originate more loans and loans with larger balances. See “Business of Cincinnati Federal—Lending Activities—Commercial Real Estate and Multi-Family Lending.”

•	Continuing to focus on our residential mortgage banking operations. In 2016, we originated $81.1 million of residential loans, and we sold $65.9 million of one- to four-family residential loans. In 2015, we originated $78.2 million of residential loans, and we sold $56.4 million of one- to four-family residential loans. These loans are all sold on a non-recourse basis primarily to the FHLB-Cincinnati, Freddie Mac, and other private sector third-party buyers. Loans are sold on both a servicing-retained and servicing-released basis. Subject to mortgage market conditions, we intend to continue to increase the number of mortgage loan originators in order to increase our volume of sold loans with the potential for increased servicing income.

•	Continuing to emphasize one- to four-family residential adjustable rate mortgage lending. We will continue to focus on originating one- to four-family adjustable rate mortgages for retention in our portfolio. As of December 31, 2016, $54.0 million, or 40.5%, of our total loans consisted of one- to four-family residential adjustable rate mortgage loans with contractual maturities after December 31, 2017. As of December 31, 2015, $49.0 million, or 40.4%, of our total loans consisted of one- to four-family residential adjustable rate mortgage loans. Adjustable rate loans have shorter repricing terms to mitigate interest rate risk.

•	Increasing our “core” deposit base. We are seeking to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. Core deposits also contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. As part of our efforts to broaden our deposit account offerings, beginning in February 2016 we implemented a marketing program to increase checking accounts. The marketing program included a promotional bonus paid new checking account customers up to $300, print advertising and a billboard campaign. Due in large part to the checking account promotion, demand accounts increased $4.7 million or 32.9% over December 31, 2015 balances. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including online banking, mobile banking, bill pay, and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure. We will also continue to use non-core deposits, including certificates of deposit from the National CD Rateline Program, as a source of funds, in accordance with our asset/liability policies and funding strategies.

•	Implementing a managed growth strategy. We intend to pursue a growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income and new sources of non-interest income. Subject to market conditions, we intend to grow our one- to four-family residential adjustable rate, nonresidential real estate and multi-family loan portfolios. To a lesser extent we intend to grow our construction and commercial business loan portfolio.

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

With a few exceptions, we are no longer subject to examinations by tax authorities for years before 2013. As of December 31, 2016 and 2015, we had no uncertain tax positions.

Comparison of Financial Condition at December 31, 2016 and 2015

Total Assets. Total assets were $155.0 million at December 31, 2016, an increase of $12.8 million, or 9.0%, over the $142.2 million at December 31, 2015. The increase resulted primarily from increases in cash and cash equivalents of $2.8 million, and net loans of $11.3 million, offset in part by decreases of $1.1 million in loans held for sale and $714,000 in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents increased $2.8 million, or 34.0%, to $11.1 million at December 31, 2016 from $8.3 million at December 31, 2015. This increase was primarily the result of increased use of short-term FHLB advances, a decrease on loans held for sale of $1.1 million, repayments in our securities available-for-sale portfolio of $714,000, and an increase in deposits of $5.1 million.

Net Loans. Net loans increased $11.3 million, or 9.5%, to $131.1 million at December 31, 2016 from $119.8 million at December 31, 2015. During the year ended December 31, 2016, we originated $102.8 million of loans, $81.1 million of which were one- to four- family residential real estate loans, $3.3 million were nonresidential real estate loans, $8.5 million were multi-family loans, $6.4 million were home equity lines of credit, $3.3 million were construction and land loans and the remaining $218,000 were commercial business loans and consumer loans. In 2016, we sold $65.9 million of loans, of which were all were one- to four-family residential real estate loans. We sold no nonresidential real estate loans in 2016. We sell loans on both a servicing–retained and servicing–released basis. Management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

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

Loans Held for Sale. Loans held for sale decreased $1.1 million, or 46.2%, to $1.3 million at December 31, 2016 from $2.4 million at December 31, 2015. The decrease was due to slower mortgage activity at December 31, 2016 due to increases in market interest rates.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of government-sponsored mortgage-backed securities, decreased $714,000, or 28.6%, to $1.8 million at December 31, 2016 from $2.5 million at December 31, 2015. There were no securities purchases during 2016.

Deposits. Deposits increased $5.1 million, or 4.9%, to $108.1 million at December 31, 2016 from $103.0 million at December 31, 2015. Our core deposits increased $6.6 million, or 18.5%, to $42.7 million at December 31, 2016 from $36.0 million at December 31, 2015. Time deposits decreased $1.6 million, or 2.3%, to $65.4 million at December 31, 2016 from $67.0 million at December 31, 2015. The decrease in time deposits was primarily due to a decrease in certificates of deposit obtained through the National CD Rateline Program. During the year ended December 31, 2016, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Stockholders’ Equity. Stockholders’ equity increased $777,000, or 4.4%, to $18.4 million at December 31, 2016 from $17.6 million at December 31, 2015. The increase resulted from net income for the year of $734,000, offset by a decrease of $43,000 in accumulated other comprehensive loss.

Comparison of Operating Results for the Years Ended December 31, 2016 and December 31, 2015

General. Net income for the year ended December 31, 2016 was $734,000, compared to a net income of $560,000 for the year ended December 31, 2015, an increase of $174,000 or 31.1%. The increase was primarily due to a $291,000 increase in net interest income, a $321,000 increase in noninterest income and a $147,000 decrease in provision for loan losses, partially offset by a $477,000 increase in noninterest expense and a $108,000 increase in the provision for income taxes.

Interest and Dividend Income. Interest and dividend income increased $384,000, or 7.8%, to $5.3 million for the year ended December 31, 2016 from $4.9 million for the year ended December 31, 2015. This increase was primarily attributable to a $386,000 increase in interest on loans receivable, offset in part by a $3,000 decrease in interest on investment securities. The average balance of loans increased $15.0 million, or 13.0%, to $130.2 million for the year ended December 31, 2016 from $115.2 million for the year ended December 31, 2015, while the average yield on loans decreased 19 basis points to 4.02% for the year ended December 31, 2016 from 4.21% for the year ended December 31, 2015, reflecting lower market interest rates on newly originated loans and increased refinancing at these lower interest rates.

The average balance of investment securities decreased $851,000 to $2.1 million for the year ended December 31, 2015 from $2.9 million for the year ended December 31, 2015, the average yield on investment securities increased 23 basis points to 1.15% at December 31, 2016 from 0.92% at December 31, 2015. The average balance of other dividend and interest-bearing deposits, including certificates of deposit in other financial institutions, increased $4.8 million to $6.1 million partially offset by a 212 basis point decrease in the average yield, to 0.59%, for the year ended December 31, 2016. The $4.8 million increase in average balances is primarily due to the addition of FHLB DDA balances being classified as interest-bearing.

Interest Expense. Total interest expense increased $93,000, or 7.3%, to $1.4 million for the year ended December 31, 2016 from $1.3 million for the year ended December 31, 2015. Interest expense on deposit accounts increased $86,000, or 8.7%, to $1.1 million for the year ended December 31, 2016 from $982,000 for the year ended December 31, 2015. The increase was primarily due to an increase of $1.1 million, or 1.2%, in the average balance of interest-bearing deposits to $93.6 million for the year ended December 31, 2016 from $92.5 million for the year ended December 31, 2015 and a 8 basis point increase in the average cost of interest-bearing deposits to 1.14% for 2016 from 1.06% for 2015. The increase in deposit expense reflects the additional promotion expense related to the checking account promotion implemented in February 2016. Promotional bonuses paid to new customers were recorded as deposit interest expense. The checking account promotion ended June 30, 2016.

Interest expense on FHLB advances increased $7,000 to $299,000 for the year ended December 31, 2016 from $292,000 for the year ended December 31, 2015. The average balance of advances increased $3.8 million to $23.9 million for the year ended December 31, 2016 compared to $20.1 million for the year ended December 31, 2015, while the average cost of these advances decreased 20 basis points to 1.25% from 1.45%. The increase in the average balance of advances is due to management utilizing advances as a funding source for loan originations.

Net Interest Income. Net interest income increased $291,000, or 8.0%, to $3.9 million for the year ended December 31, 2016 from $3.6 million for the year ended December 31, 2015. Average net interest-earning assets increased $13.9 million year to year. The interest rate spread decreased to 2.67% for the year ended December 31, 2016 from 2.98% for the year ended December 31, 2015. The net interest margin decreased to 2.84% for the year ended December 31, 2016 from 3.05% for the year ended December 31, 2015. The interest rate spread and net interest margin were impacted by a continuation of a low interest rate environment.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses account described in Note 1 of our financial statements “Nature of Operations and Summary of Significant Accounting Policies,” we recorded a credit for loan losses of $121,000 for the year ended December 31, 2016 and a provision for loan losses of 26,000 for the year ended December 31, 2015. The allowance for loan losses was $1.3 million, or 0.99% of total loans, at December 31, 2016, compared to $1.4 million or 1.13% of total loans, at December 31, 2015. The decrease in the provision for loan losses in 2016 compared to 2015 was due primarily to a $100,000 recovery on a previously charged off nonresidential loan. During 2016, the allowance for loan and lease losses methodology was adjusted to establish a range of historic loss factors based on a look- back periods including five years and six years to mirror actual portfolio loss experience.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2016 and 2015. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $321,000, or 14.1%, to $2.6 million for the year ended December 31, 2016 from $2.3 million for the year ended December 31, 2015. The increase was primarily due to a $418,000 increase in gains on the sale of loans to $2.0 million in 2016 compared to $1.6 million in 2015, partially offset by a decrease in other income of $116,000. The decrease in other income is primarily attributable to a decrease in the fair value of mortgage servicing rights recognized totaling $146,000. As a part of our operating strategy, we originate loans for sale to generate gains on the transactions and servicing fee income on the subsequent servicing rights generated from the sold loans.

Non-Interest Expense. Non-interest expense increased $477,000, or 9.4%, to $5.6 million for 2016 from $5.1 million for 2015. Salary and employee benefits expense increased $228,000 to $2.8 million in 2016 from $2.6 million in 2015 due to increased loan originator commissions, normal salary increases and an increase in the cost of medical insurance and ESOP costs. Data processing expense increased $64,000, or 13.4%, in 2016 to $542,000 from $478,000 in 2015 resulting from bank growth. Professional fees increased $18,000, or 10.0%, to $198,000 in 2016 from $180,000 in 2015 due to additional reporting requirements required as a public company and to outsourced internal audit and consumer compliance reviews. Loan costs decreased $68,000, or 20.7%, to $260,000 in 2016 from $327,000 in 2015 primarily due to the decrease in lender credits extended on loan originations. Other non-interest expense increased $113,000, or 24.2%, to $579,000 in 2016 from $466,000 in 2015 primarily due to increased costs related to operating as a public company, and fraudulent check, debit card and wire expenses.

Federal Income Taxes. The provision for income taxes increased $108,000 to a tax expense of $349,000 in 2016 resulting from our pretax net income in 2016 of $1.1 million compared to a tax expense of $241,000 in December 31, 2015.

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

	For the Years Ended December 31,
	2016			2015
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$130,186	$5,237	4.02%	$115,235	$4,851	4.21%
Securities	2,081	24	1.15	2,932	27	0.92
Other (1)	6,063	36	0.59	1,292	35	2.71
Total interest-earning assets	138,330	5,297	3.83	119,459	4,913	4.11
Non-interest-earning assets	12,116			17,512
Total assets	$150,446			$136,971

Interest-bearing liabilities:
Savings	$22,706	21	0.09	$22,946	21	0.09
Interest-bearing demand	4,299	114	2.65	4,251	40	0.94
Certificates of deposit	66,621	933	1.40	65,297	921	1.41
Total deposits	93,626	1,068	1.14	92,494	982	1.06
FHLB borrowings	23,941	299	1.25	20,132	292	1.45
Total interest-bearing liabilities	117,567	1,367	1.16	112,626	1,274	1.13
Non-interest-bearing Demand	12,764			9,119
Other non-interest-bearing liabilities	2,542			2,285
Total non-interest-bearing liabilities	15,306			11,404
Total equity	17,573			12,941
Total liabilities and total equity	$150,446			$136,971
Net interest income		$3,930			$3,639
Net interest rate spread (2)			2.67			2.98
Net interest-earning assets (3)	$20,763			$6,835
Net interest margin (4)			2.84			3.05
Average interest-earning assets to interest-bearing liabilities			117.66			106.07

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$592	$(206)	$386
Securities	(21)	18	(3)
Other	1	-	1
Total interest-earning assets	572	(188)	384

Interest-bearing liabilities:
Savings	-	-	-
Interest-bearing demand	-	74	74
Certificates of deposit	18	(6)	12
Total deposits	18	68	86
FHLB borrowings	27	(20)	7
Total interest-bearing liabilities	45	48	93

Change in net interest income	$527	$(236)	$291

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

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings. Among the techniques we use to manage interest rate risk are:

•	originating nonresidential real estate and multi-family loans, and, to a lesser extent, construction, consumer and commercial business loans, all of which tend to have shorter terms and higher interest rates than one- to four-family residential real estate loans, and which generate customer relationships that can result in larger non-interest bearing checking accounts;

•	selling substantially all of our newly-originated longer-term fixed-rate one- to four-family residential real estate loans and retaining the shorter-term fixed-rate and adjustable-rate one- to four-family residential real estate loans that we originate, subject to market conditions and periodic review of our asset/liability management needs;

•	reducing our dependence on certificates of deposit to support lending and investment activities and increasing our reliance on core deposits, including checking accounts and savings accounts, which are less interest rate sensitive than certificates of deposit; and

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

Interest Rate Risk Analysis

The table below sets forth, as of December 31, 2016, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

		Estimated Increase (Decrease) in		NPV as a Percentage of Present
		NPV		Value of Assets (3)
Change in Interest					Increase
Rates (basis	Estimated			NPV	(Decrease)
points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)

+300	$17,277	$(8,484)	(32.93)%	11.83%	(445)
+200	20,185	(5,576)	(21.65)%	13.44%	(284)
+100	23,047	(2,714)	(10.54)%	14.94%	(134)
—	25,761	—	—%	16.28%	—
-100	27,212	1,451	5.63%	16.70%	42

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2016, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 5.63% increase in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 10.54% decrease in net portfolio value.

	Net Interest Income	Year 1 Change
Rate Shift (1)	Year 1 Forecast	from Level
	(Dollars in thousands)

+400	$4,166	(0.41)%
+300	4,209	0.62%
+200	4,325	3.39%
+100	4,231	1.15%
Level	4,183	—
-100	4,053	(3.11)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Cincinnati. At December 31, 2016, we had $25.6 million outstanding in advances from the FHLB-Cincinnati, and had the capacity to borrow approximately an additional $11.2 million from the FHLB-Cincinnati and an additional $6.0 million on lines of credit with two commercial banks.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.4 million for the year ended December 31, 2016 and $163,000 for the year ended December 31, 2015. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $10.5 million for the year ended December 31, 2016 and $14.5 million for the year ended December 31, 2015. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $11.9 million for the year ended December 31, 2016 and $15.3 million for the year ended December 31, 2015, resulting from our strategy of borrowing at lower interest rates to fund loan originations.

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

Cincinnati Bancorp is a separate corporate entity from Cincinnati Federal and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is any dividend payments it may receive from Cincinnati Federal. See “Regulation and Supervision – Federal Banking Regulation – Capital Distributions” for a discussion of the regulations applicable to the ability of Cincinnati Federal to pay dividends. At December 31, 2016, Cincinnati Bancorp (on an unconsolidated basis) had liquid assets totaling $321,000.

At December 31, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $18.3 million, or 11.9% of adjusted total assets, which is above the well-capitalized required level of $7.7 million, or 5.0%; total risk-based capital of $19.7 million, or 18.1% of risk-weighted assets, which is above the well-capitalized required level of $10.9 million, or 10.0%; and common equity tier 1 risk based capital of $18.3 million, or 16.9%, of risk weighted assets, which is above the well-capitalized required level of $7.1 million, or 6.5%. At December 31, 2015, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $17.5 million, or 12.2% of adjusted total assets, which is above the well-capitalized required level of $7.2 million, or 5.0%; and total risk-based capital of $18.8 million, or 18.6% of risk-weighted assets, which is above the well-capitalized required level of $10.1 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at December 31, 2016 and 2015. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2016, we had outstanding commitments to originate loans of $5.7 million, unfunded lines of credit of $9.9 million and forward sale commitments of $3.3 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in less than one year from December 31, 2016 totaled $27.3 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 16 to the Consolidated Financial Statements for the years ended December 31, 2016 and 2015 beginning on page F-46 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2016. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

Evaluation and Changes in Internal Controls Over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2016 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

During the quarter ended December 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Corporate Governance”, “Items to be voted on by Stockholders’ – Item 1 Election of Directors” and “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership of Reporting Company” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Directors’ Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Certain Beneficial Owners” in the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders’.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Management” in the definitive Proxy Statement for the 2017 Annual Meeting of Stockholders’.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Corporate Governance – Director Independence” and “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Items to be voted by Stockholders’ – Item 2 “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Balance Sheets at December 31, 2016 and 2015;
(C)	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015;
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015;
(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015;
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and
(G)	Notes to Consolidated Financial Statements at and for the years ended December 31, 2016 and 2015.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Charter of Cincinnati Bancorp (1)
3.2	Bylaws of Cincinnati Bancorp (1)
4	Form of Common Stock Certificate of Cincinnati Bancorp (1)
10.1	Employment Agreement by and between Cincinnati Federal Savings and Loan Association and Greg Myers (1)
10.2	Split Dollar Life Insurance Plan (1)
10.3	Cincinnati Federal Savings and Loan Association Director Retirement Plan (1)
10.4	Form of Cincinnati Federal Employee Stock Ownership Plan (1)
21.0	Subsidiaries of the Registrant
31.1	Certification of Principal Executive Officer, Pursuant to Rule 15d-14(a)
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-202657), initially filed March 11, 2015.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: March 30, 2017	/s/ Joseph V. Bunke
Joseph V. Bunke
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph V. Bunke		March 30, 2017
Joseph V. Bunke	President (Principal Executive Officer)

/s/ Herbert C. Brinkman		March 30, 2017
Herbert C. Brinkman	Senior Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)

/s/ Robert A. Bedinghaus	Executive Chairman of the Board	March 30, 2017
Robert A. Bedinghaus

/s/ Henry C. Dolive, Ph. D.	Vice Chairman of the Board	March 30, 2017
Henry C. Dolive, Ph. D.

/s/ Harold L. Anness	Director	March 30, 2017
Harold L. Anness

/s/ Stuart H. Anness, M.D.	Director	March 30, 2017
Stuart H. Anness, M.D.

/s/ Andrew J. Nurre	Director	March 30, 2017
Andrew J. Nurre

/s/ Charles G. Skidmore	Director	March 30, 2017
Charles G. Skidmore

Cincinnati Bancorp

 December 31, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Board of Directors

Cincinnati Bancorp

Cincinnati, Ohio

We have audited the accompanying balance sheets of Cincinnati Bancorp as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the years then ended. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cincinnati Bancorp as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Cincinnati, Ohio
March 30, 2017

Cincinnati Bancorp

Consolidated Balance Sheets

 December 31, 2016 and 2015

	2016	2015

Assets
Cash and due from banks	$6,298,796	$3,401,351
Interest-bearing demand deposits in banks	4,829,359	4,903,188

Cash and cash equivalents	11,128,155	8,304,539

Available-for-sale securities	1,779,199	2,493,300
Loans held for sale	1,314,737	2,444,179
Loans, net of allowance for loan losses of $1,326,264 and $1,366,968, respectively	131,103,482	119,779,931
Premises and equipment, net	2,590,206	2,691,004
Federal Home Loan Bank stock	908,000	888,100
Foreclosed assets held for sale	-	29,666
Interest receivable	383,238	359,103
Mortgage servicing rights	730,164	630,316
Federal Home Loan Bank lender risk account receivable	1,705,613	1,387,411
Bank Owned Life Insurance	3,172,651	3,084,985
Other assets	158,349	149,362

Total assets	$154,973,794	$142,241,896

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$18,954,832	$14,259,500
Savings	23,697,259	21,747,556
Certificates of Deposits	65,439,535	67,007,664
Total deposits	108,091,626	103,014,720

Federal Home Loan Bank advances	25,559,370	18,813,639
Advances from borrowers for taxes and insurance	1,421,899	1,281,036
Interest payable	24,232	17,131
Directors deferred compensation	419,922	421,093
Other liabilities	982,030	1,036,877

Total liabilities	136,499,079	124,584,496

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	82,242	41,606

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value 1,719,250 issued and outstanding at December 31, 2016 and December 31, 2015	17,192	17,192
Additional paid-in-capital	6,158,071	6,203,002
Unearned ESOP Shares	(584,107)	(629,039)
Retained earnings - substantially restricted	13,002,585	12,269,005
Accumulated other comprehensive loss	(201,268)	(244,366)

Total equity	18,392,473	17,615,794

Total liabilities and stockholders' equity	$154,973,794	$142,241,896

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Income

 Years Ended December 31, 2016 and 2015

	2016	2015

Interest and Dividend Income
Loans, including fees	$5,237,039	$4,850,558
Securities	24,057	27,062
Dividends on Federal Home Loan Bank stock and other	35,933	35,524
Total interest and dividend income	5,297,029	4,913,144

Interest Expense
Deposits	1,068,000	982,308
Federal Home Loan Bank advances	299,213	292,317
Total interest expense	1,367,213	1,274,625

Net Interest Income	3,929,816	3,638,519

Provision (Credit) for Loan Losses	(121,000)	26,052

Net Interest Income After Provision (Credit) for Loan Losses	4,050,816	3,612,467

Noninterest Income
Gain on sales of loans	1,997,620	1,579,641
Mortgage servicing fees	163,669	145,194
Other	441,009	556,757
Total noninterest income	2,602,298	2,281,592

Noninterest Expense
Salaries and employee benefits	2,829,465	2,601,437
Occupancy and equipment	429,236	379,026
Directors compensation	260,000	250,000
Data processing	541,679	477,830
Professional fees	197,537	179,516
Franchise tax	139,746	93,000
Deposit insurance premiums	86,034	100,377
Advertising	169,646	128,390
Software Licenses	78,556	72,048
Loan costs	259,554	327,166
Net losses on sales of foreclosed assets	637	19,037
Other	578,876	466,001
Total noninterest expense	5,570,966	5,093,828

Income Before Income Tax	1,082,148	800,231

Provision for Income Taxes	348,568	240,589

Net Income	$733,580	$559,642

Earnings per share - basic and diluted	$0.44	$0.34

Weighted-average shares outstanding - basic and diluted	1,658,592	1,651,853

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2016 and 2015

	2016	2015

Net Income	$733,580	$559,642

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	21,416	(11,948)
Tax (expense) benefit	(7,281)	4,062
Changes in directors' retirement plan prior service costs	43,884	5,348
Tax expense	(14,921)	(1,715)
Other comprehensive income (loss)	43,098	(4,253)

Comprehensive Income	$776,678	$555,389

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2016 and 2015

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Unearned ESOP	Retained	Comprehensive	Stockholder'
	Stock	Capital	Shares	Earnings	Income (Loss)	Equity

Balance, December 31, 2014	$-	$-	$-	$11,709,362	$(240,113)	$11,469,249

Proceeds from issuance of common stock	17,192	6,247,933	(673,970)	-	-	5,591,155

ESOP shares subject to mandatory redemption	-	(41,606)	-	-	-	(41,606)

ESOP Shares Earned	-	(3,325)	44,931	-	-	41,606

Net income	-	-		559,643	-	559,643

Other comprehensive loss	-	-	-	-	(4,253)	(4,253)

Balance, December 31, 2015	$17,192	$6,203,002	$(629,039)	$12,269,005	$(244,366)	$17,615,794

Proceeds from issuance of common stock	-	-	-	-	-	-

ESOP shares subject to mandatory redemption	-	(40,636)	-	-	-	(40,636)

ESOP Shares Earned	-	(4,295)	44,932	-	-	40,637

Net income	-	-		733,580	-	733,580

Other comprehensive loss	-	-	-	-	43,098	43,098

Balance, December 31, 2016	$17,192	$6,158,071	$(584,107)	$13,002,585	$(201,268)	$18,392,473

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2016 and 2015

	2016	2015

Operating Activities
Net income	$733,580	$559,642
Items not requiring (providing) cash:
Depreciation and amortization	146,762	137,972
Provision (credit) for loan losses	(121,000)	26,052
Amortization of premiums and discounts on securities	22,346	31,166
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	45,731	80,934
Change in deferred income taxes	144,977	77,959
Gain on sale of loans	(1,997,620)	(1,579,641)
Proceeds from the sale of loans held for sale	65,870,678	56,355,231
Origination of loans held for sale	(62,743,616)	(55,672,901)
Net loss on sale of foreclosed assets	637	19,037
Income from Bank Owned Life insurance	(87,666)	(92,617)
ESOP shares earned	40,637	41,606
Changes in:
Interest receivable	(24,135)	(42,568)
Mortgage servicing rights	(99,848)	(116,463)
Federal Home Loan Bank lender risk account receivable	(318,202)	(117,394)
Other assets	(8,987)	(14,507)
Interest payable	7,101	439
Other liabilities	(179,313)	469,235
Net cash provided by operating activities	1,432,062	163,182

Investing Activities
Proceeds from maturities of available-for-sale securities	713,171	834,661
Purchase of Federal Home Loan Bank stock	(19,900)	-
Net change in loans	(11,202,551)	(15,412,951)
Purchase of premises and equipment	(45,964)	(262,647)
Proceeds from sales of foreclosed assets	29,029	301,482
Net cash used in investing activities	(10,526,215)	(14,539,455)

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Cash Flows (Continued)

 Years Ended December 31, 2016 and 2015

	2016	2015

Financing Activities
Net increase in deposits	5,076,906	9,536,948
Proceeds from Federal Home Loan Bank advances	159,679,465	22,700,000
Repayment of Federal Home Loan Bank advances	(152,979,465)	(22,750,000)
Net decrease in advances from borrowers for taxes and insurance	140,863	261,828
Proceeds from the issuance of common stock	-	5,591,155
Net cash provided by financing activities	11,917,769	15,339,931

Increase in Cash and Cash Equivalents	2,823,616	963,658
Cash and Cash Equivalents, Beginning of Period	8,304,539	7,340,881
Cash and Cash Equivalents, End of Period	$11,128,155	$8,304,539

Supplemental Cash Flows Information
Interest paid	$1,360,112	$1,274,186
Income taxes paid (refunded)	327,668	(123,392)
Real estate acquired in settlement of loans	29,029	94,406

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

 Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Cincinnati Bancorp (“Company”) was formed as a mid-tier holding company for Cincinnati Federal, a federally chartered stock savings and loan association (the “Bank”) that is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Hamilton County, Ohio and surrounding areas. The Company issued 773,663 shares at an offering price of $10.00 per share to the public. On October 14, 2015, CF Mutual Holding Company, the mutual holding company received 945,587 shares in the offering. The Company is subject to competition from other financial institutions. The Company is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2016, include Cincinnati Bancorp and its wholly subsidiary, Cincinnati Federal, together referred to as “the Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

 December 31, 2016 and 2015

Securities

Available-for-sale securities are recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Cincinnati Bancorp

 Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

Cincinnati Bancorp

 Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

Lender Reserve Account

Certain loan sale transactions with the Federal Home Loan Bank of Cincinnati (FHLB) provide for the establishment of a Lender Reserve Account (LRA). The LRA consists of amounts withheld from loan sale proceeds by the FHLB for absorbing inherent losses that are probable on those sold loans. These withheld funds are an asset to the Company as they are scheduled to be paid the Company in future years, net of any credit losses on those loans sold. The receivables are initially measured at fair value. The fair value is estimated by discounting the cash flows over the life of each master commitment contract. The accretable yield is amortized over the life of the master commitment contract. Expected cash flows are re-evaluated at each measurement date. If there is an adverse change in expected cash flows, the accretable yield would be adjusted on a prospective basis and the asset evaluated for impairment.

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

 December 31, 2016 and 2015

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net noninterest expense from foreclosed assets. There was no valuation allowances established during 2016 or 2015.

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

Employee Stock Ownership Plan (“ESOP”)

The cost of the ESOP, but not yet earned, is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce annual ESOP debt service. As of December 31, 2016, 8,986 shares have been allocated to eligible participants in the ESOP. (See Note 12 – Employee and Director Benefits).

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

Cincinnati Bancorp

 Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2013. As of December 31, 2016 and December 31, 2015, the Company had no uncertain tax positions.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income, net of applicable income taxes. Other comprehensive income includes unrealized gains (losses) on available-for-sale securities and changes in the funded status of the directors’ retirement plan.

Earnings Per Share

Basic earnings per share excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period, less unallocated ESOP shares and unvested restricted stock awards. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Unallocated common shares held by the Company’s ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

Cincinnati Bancorp

 Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Subsidiary and Other Activities

The Bank had one subsidiary, Cincinnati Federal Investment Services, LLC, a wholly owned subsidiary at December 31, 2015. The subsidiary was formed to offer nondeposit investment and insurance products in partnership with Infinex Investments, Inc. As of December 31, 2015, the Bank had a $100 investment in the subsidiary.

During the second quarter of 2016, Cincinnati Federal ceased operations of the Bank’s wholly-owned subsidiary, Cincinnati Federal Investment Services, LLC. The termination of Cincinnati Federal Investment Services, LLC did not have a material impact on operations.

Note 2: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:

December 31, 2016:

Mortgage-backed securities of government sponsored entities	$1,759,879	$19,320	$-	$1,779,199

December 31, 2015:

Mortgage-backed securities of government sponsored entities	$2,495,396	$18,602	$(20,698)	$2,493,300

There were no sales of available-for-sale securities during the years ended December 31, 2016 or 2015.

There were no investments in debt securities reported in the financial statements at an amount less than their historical cost as of December 31, 2016. Total fair value of investments at December 31, 2015 reported at less than historical cost was $1,723,706 and was approximately 69% of the Company’s investment portfolio. The decline primarily resulted from changes in market interest rates.

The amortized cost and fair value of available-for-sale securities at December 31, 2016 and December 31, 2015 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2016, and 2015, the Company’s investments consisted entirely of mortgage backed securities which are not due at a single maturity date.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

 December 31, 2016 and 2015

There were no securities in a continuous unrealized loss position at December 31, 2016. The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2015:
Mortgage-backed securities of government sponsored entities	$-	$-	$1,723,706	$(20,698)	$1,723,706	$(20,698)

Note 3: Loans and Allowance for Loan Losses

Categories of loans at December 31, 2016 and December 31, 2015 include:

	2016	2015

One to four family mortgage loans -owner occupied	$69,651,176	$66,748,890
One to four family - investment	11,818,901	11,954,413
Multi-family mortgage loans	21,350,885	16,525,348
Nonresidential mortgage loans	13,654,705	12,217,500
Construction and land loans	3,886,915	3,111,478
Real estate secured lines of credit	12,595,769	10,439,284
Commercial loans	512,559	402,687
Other consumer loans	16,875	21,551
Total loans	133,487,785	121,421,151

Less:
Net deferred loan costs	(427,936)	(392,061)
Undisbursed portion of loans	1,485,975	666,313
Allowance for loan losses	1,326,264	1,366,968

Net loans	$131,103,482	$119,779,931

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

 December 31, 2016 and 2015

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

Cincinnati Bancorp

 Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2016 and December 31, 2015:

	2016
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968
Provision (credit) charged to expense	50,302	(203,999)	63,419	(128,379)	20,757	73,378	3,526	(4)	(121,000)
Losses charged off	(19,704)	-	-	-	-	-	-	-	(19,704)
Recoveries	-	-	-	100,000	-	-	-	-	100,000
Balance, end of year	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264

Ending balance: Individually evaluated for impairment	$-	$47,101	$9,055	$-	$-	$-	$-	$-	$56,156

Ending balance: Collectively evaluated for impairment	$413,194	$82,527	$166,240	$167,431	$64,297	$364,191	$11,916	$312	$1,270,108
Loans:
Ending balance	$69,651,176	$11,818,901	$21,350,885	$13,654,705	$3,886,915	$12,595,769	$512,559	$16,875	$133,487,785

Ending balance: Individually evaluated for impairment	$661,329	$1,254,994	$651,629	$193,553	$-	$35,000	$-	$-	$2,796,505

Ending balance: Collectively evaluated for impairment	$68,989,847	$10,563,907	$20,699,256	$13,461,152	$3,886,915	$12,560,769	$512,559	$16,875	$130,691,280

Cincinnati Bancorp

 Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

 December 31, 2016 and 2015

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2016 and 2015:

	2016

	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$69,445,763	$9,432,892	$20,820,522	$12,661,827	$3,886,915	$11,836,642	$512,559	$16,875	$128,613,995
Special mention	-	740,564	-	678,059	-	548,343	-	-	1,966,966
Substandard	205,413	1,645,445	530,363	314,819	-	210,784	-	-	2,906,824
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$69,651,176	$11,818,901	$21,350,885	$13,654,705	$3,886,915	$12,595,769	$512,559	$16,875	$133,487,785

	2015
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$66,468,612	$9,538,767	$15,874,527	$11,161,771	$3,111,478	$9,633,212	$402,687	$21,551	$116,212,605
Special mention	-	670,292	-	726,526	-	513,462	-	-	1,910,280
Substandard	280,278	1,745,354	650,821	329,203	-	292,610	-	-	3,298,266
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$66,748,890	$11,954,413	$16,525,348	$12,217,500	$3,111,478	$10,439,284	$402,687	$21,551	$121,421,151

Pass portfolio within table above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the year ended December 31, 2016.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

 December 31, 2016 and 2015

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2016 and December 31, 2015:

	2016
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
One to Four-family mortgage loans	$85,844	$10,416	$37,950	$134,210	$69,516,966	$69,651,176	$-
One to Four Family - Investment	-	-	10,425	10,425	11,808,476	11,818,901	-
Multi-family mortgage loans	-	-	-	-	21,350,885	21,350,885	-
Nonresidential mortgage loans	-	-	-	-	13,654,705	13,654,705	-
Construction & Land Loans	-	-	-	-	3,886,915	3,886,915	-
Real estate secured lines of credit	80,000	-	9,861	89,861	12,505,908	12,595,769	-
Commercial Loans	-	-	-	-	512,559	512,559	-
Other consumer loans	4,072	-	-	4,072	12,803	16,875	-

Total	$169,916	$10,416	$58,236	$238,568	$133,249,217	$133,487,785	$-

	2015
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
One to Four-family mortgage loans	$113,731	$145,413	$10,806	$269,950	$66,478,940	$66,748,890	$-
One to Four Family - Investment	50,445	14,679	-	65,124	11,889,289	11,954,413	-
Multi-family mortgage loans	-	-	-	-	16,525,348	16,525,348	-
Nonresidential mortgage loans	-	-	-	-	12,217,500	12,217,500	-
Construction & Land Loans	-	-	-	-	3,111,478	3,111,478	-
Real estate secured lines of credit	592,090	-	-	592,090	9,847,194	10,439,284	-
Commercial Loans	-	-	-	-	402,687	402,687	-
Other consumer loans	-	6,599	-	6,599	14,952	21,551	-

Total	$756,266	$166,691	$10,806	$933,763	$120,487,388	$121,421,151	$-

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310, Receivables), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in TDRs.

Cincinnati Bancorp

 Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

The following tables present impaired loans at and for the years ended December 31, 2016 and 2015:

	2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$661,329	$661,329	$-	$490,944	$20,265
One to Four family - Investment	590,649	590,649	-	601,128	31,977
Multi-family mortgage loans	530,364	530,363	-	533,691	40,083
Nonresidential mortgage loans	193,553	193,553	-	199,035	12,570
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	35,000	35,000	-	38,647	1,972
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	664,345	617,244	47,101	673,934	36,525
Multi-family mortgage loans	121,265	112,210	9,055	122,577	9,183
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,796,505	$2,740,348	$56,156	$2,659,956	$152,575

	2015
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$191,308	$191,307	$-	$186,030	$13,469
One to Four family - Investment	825,706	825,707	-	853,691	49,608
Multi-family mortgage loans	702,484	702,484	-	774,303	53,347
Nonresidential mortgage loans	2,348,732	2,348,732	-	2,345,569	138,788
Construction & Land loans	298,562	298,562	-	303,725	18,280
Real estate secured lines of credit	246,939	246,939	-	247,261	13,360
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	683,516	636,415	47,101	692,815	35,109
Multi-family mortgage loans	237,369	221,636	15,733	240,362	16,247
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$5,534,616	$5,471,782	$62,834	$5,643,756	$338,208

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

 December 31, 2016 and 2015

Interest income recognized on a cash basis was not materially different than interest income recognized.

The following table presents the Company’s nonaccrual loans at December 31, 2016 and 2015. This table excludes accruing TDRs.

	2016	2015

One- to four-family mortgage loans	$37,950	$10,806
One to four family - Investment	10,425	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Land loans	-	-
Real estate secured lines of credit	9,861	-
Commercial Loans	-	-
Other consumer loans	-	-

Total	$58,236	$10,806

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

 December 31, 2016 and 2015

At December 31, 2016 and 2015, the Company had a number of loans that were modified as TDRs and impaired. The modifications of terms included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding TDRs by class for the years ended December 31, 2016 and 2015.

Newly classified debt restructurings:

2016
	Number of Loans	Pre- Modification Recorded Balance	Post-Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	1	$499,562	$538,000
Residential 1-4 family - Investment	-	-	-
Multifamily	-	-	-
Nonresidential mortgage loans	-	-	-
Construction & Land loans	-	-	-
Construction & Land loans	-	-	-
Real estate secured lines of credit	-	-	-
Commercial Loans	-	-	-
Consumer loans	-	-	-

	1	$499,562	$538,000

2015
	Number of Loans	Pre- Modification Recorded Balance	Post-Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	1	$41,500	$16,270
Residential 1-4 family - Investment	-	-	-
Multifamily	-	-	-
Nonresidential mortgage loans	-	-	-
Construction & Land loans	-	-	-
Construction & Land loans	-	-	-
Real estate secured lines of credit	-	-	-
Commercial Loans	-	-	-
Consumer loans	-	-	-

	1	$41,500	$16,270

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

The TDRs described above did not increase the allowance for loan losses or result in any charge-offs during the years ended December 31, 2016 and 2015, respectively.

Newly restructured loans by type of modification:

2016
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

The Company had no TDRs modified during the years ended December 31, 2016 and December 31, 2015 that subsequently defaulted.

As of December 31, 2016, borrowers with loans designated as TDRs and totaling $995,983 of residential real estate loans and $651,629 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms.

There was no foreclosed residential real estate property at December 31, 2016. There was one consumer mortgage loan in process of foreclosure at December 31, 2016 with a carrying amount of $37,950.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Note 4: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2016	2015

Land	$596,762	$596,762
Buildings and improvements	3,447,604	3,434,240
Furniture and equipment	859,292	835,836
	4,903,658	4,866,838
Less accumulated depreciation	(2,313,452)	(2,175,834)

Net premises and equipment	$2,590,206	$2,691,004

Note 5: Loan Servicing

Loans serviced for others are not included in the accompanying balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balance of residential mortgage loans serviced for others was $75,476,650 and $59,435,362 at December 31, 2016 and 2015, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2016 and December 31, 2015:

	2016	2015

Fair value as of the beginning of the period	$630,316	$513,853
Recognition of mortgage servicing rights on the sale of loans	246,104	123,414
Changes in fair value	(146,256)	(6,951)

Fair value at the end of the period	$730,164	$630,316

Contractually specified servicing fees were $163,669 and $145,194 for the years ended December 31, 2016 and December 31, 2015, respectively.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Certain loan sale transactions with the FHLB provide for establishment of a LRA. The LRA consists of amounts withheld from the loan sale proceeds by the FHLB for absorbing potential losses on those loans sold. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on those loans sold. The LRA funds withheld to settle these potential losses totaled $2,604,384 and $2,385,454 at December 31, 2016 and December 31, 2015, respectively; however, these receivables are recorded at fair value at the time of sale, which includes consideration of potential credit losses, at the time of the establishment of the LRA. In the event that the credit losses do not exceed the withheld funds, the LRA agreements provide for payment of these funds to the Company in seven annual installments beginning five years after the sale date or in 26 annual installments, beginning five years after the sale date. The carrying value of the LRA is equal to the initial fair value plus an interest component less any cash receipts, which totaled $1,705,613 and $1,387,411 at December 31, 2016 and December 31, 2015, respectively. The Company had mandatory delivery contracts outstanding as of December 31, 2016 of $701,240.

Note 6: Time Deposits

Time deposits in denominations of $250,000 or more were $6,952,912 and $6,212,408 at December 31, 2016 and December 31, 2015, respectively. Deposit amounts in excess of $250,000 are not insured by the FDIC.

At December 31, 2016 and December 31, 2015, the scheduled maturities of time deposits were as follows:

	2016	2015

One year or less	$28,140,152	$30,624,317
Over one year to two years	17,233,541	12,013,355
Over two years to three years	10,728,134	9,098,831
Over three years to four years	5,004,988	10,163,309
Over four years to five years	4,315,882	5,090,428
Thereafter	16,838	17,424

	$65,439,535	$67,007,664

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Interest expense for each major category of deposits was as follows:

	2016	2015

Deposit Type:

Savings	$20,801	$39,929
Interest Bearing Demand	114,312	21,712
Certificates of Depostits	932,887	920,667

Total Deposit Expense	$1,068,000	$982,308

Note 7: Federal Home Loan Bank Advances

FHLB advances are secured by a blanket pledge of qualifying mortgage loans totaling $90,545,905 and $85,218,037 and the Company’s investment in FHLB stock at December 31, 2016 and December 31, 2015, respectively. Advances, at interest rates ranging from 0.64% to 3.12%, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of FHLB advances are as follows:

	2016	2015

One year or less	$14,040,591	$9,200,000
Over one year to two years	8,500,000	5,690,591
Over two years to three years	1,800,000	2,750,000
Over three years to four years	1,263,152	-
Over four years to five years	-	1,263,152
Thereafter	-	-
	25,603,743	18,903,743
Deferred prepayment penalty, net of amortization	(44,373)	(90,104)

	$25,559,370	$18,813,639

During 2014 and previous years, the Company prepaid certain FHLB advances which resulted in prepayment penalties. There were prepayments that resulted in prepayment penalties in 2014 totaling $713,579. There were no prepayments that resulted in prepayment penalties in 2016 and 2015.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Note 8: Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2016 and December 31, 2015:

	2016	2015

Taxes currently payable	$203,591	$162,630
Deferred income taxes	144,977	77,959

Income tax expense (benefit)	$348,568	$240,589

A reconciliation of income tax expense (benefit) at the statutory rate to the Company’s actual income tax expense (benefit) is shown below:

	2016	2015

Computed at the statutory rate (34%)	$367,930	$272,078
Increase resulting from
Bank Owned Life Insurance	(29,807)	(31,616)
Other	10,445	127

Actual tax expense (benefit)	$348,568	$240,589

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2016	2015

Computed at the statutory rate (34%)	34.00%	34.00%
Increase resulting from
Bank Owned Life Insurance	(2.75)%	(3.95)%
Other	0.96%	0.02%

Effective tax rate	32.21%	30.07%

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

The tax effects of temporary differences related to deferred taxes shown on the balance sheets at December 31, 2016 and December 31, 2015 were:

	2016	2015

Deferred tax assets
Allowance for loan losses	$450,930	$464,769
Loans held for sale	10,489	17,363
Unrealized gains on available-for-sale securities	-	713
Directors' Retirement Plan	142,773	143,172
Other	-	-
	604,192	626,017
Deferred tax liabilities
Deferred loan costs	(145,498)	(133,301)
Prepaid penalties on FHLB advances	(15,087)	(30,635)
Dividends on FHLB stock	(167,129)	(167,129)
Mortgage servicing rights	(248,256)	(214,307)
FHLB lender risk account receivable	(579,908)	(471,720)
Unrealized gains on available-for-sale securities	(6,569)	-
	(1,162,447)	(1,017,092)
Net deferred tax liability	$(558,255)	$(391,075)

Retained earnings at both December 31, 2016 and December 31, 2015, include approximately $766,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $260,000 at both December 31, 2016 and December 31, 2015.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Note 9: Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in equity, are as follows:

	2016	2015

Net unrealized (loss) gain on available for sale securities	$12,751	$(2,096)

Directors' Retirement Plan	(324,404)	(368,290)

Tax benefit	110,385	126,020

Net of tax amount	$(201,268)	$(244,366)

Note 10: Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank’s must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 2016 and December 31, 2015, the Bank met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 0.625% at December 31, 2016.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

As of December 31, 2016, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2016
Total risk-based capital (to risk-weighted assets)	$19,657	18.1%	$8,682	8.0%	$10,853	10.0%

Tier I capital (to risk-weighted assets)	18,331	16.9%	6,512	6.0%	8,682	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,331	16.9%	4,884	4.5%	7,054	6.5%

Tier I capital (to adjusted total assets)	18,331	11.9%	6,164	4.0%	7,705	5.0%

As of December 31, 2015

Total risk-based capital (to risk-weighted assets)	$18,772	18.6%	$8,067	8.0%	$10,083	10.0%

Tier I capital (to risk-weighted assets)	17,511	17.4%	6,050	6.0%	8,067	8.0%

Common Equity Tier I capital (to risk-weighted assets)	17,511	17.4%	4,537	4.5%	6,554	6.5%

Tier I capital (to adjusted total assets)	17,511	12.2%	5,745	4.0%	7,181	5.0%

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Following is a reconciliation of the Bank’s equity capital under accounting principles generally accepted in the United States of America to Tier 1 and Total risk-based capital:

	2016	2015
	(in thousands)

Regulatory Capital:
Stockholders' Equity	$18,130	$17,267
Disallowed servicing and other	-	-
Accumulated other comprehensive loss	(201)	(244)
Tier 1 risk -based capital	18,331	17,511
Eligible Allowance for loan losses (1)	1,326	1,261
Total risk-based capital	$19,657	$18,772

(1) Limited to 1.25% of risk-weighted assets

Note 11: Related Party Transactions

At December 31, 2016 and December 31, 2015, the Company had loans outstanding to executive officers, directors and their affiliates (related parties). Annual activity consisted of the following:

	2016	2015

Beginning balance	$1,035,000	$-
New Loans	-	1,035,000
Repayments	47,042	-
Ending balances	$987,958	$1,035,000

In management’s opinion, such loans and other extensions of credit are consistent with sound lending practices and are within applicable regulatory lending limitations. In management’s opinion these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Company at December 31, 2016 and December 31, 2015 totaled $1,157,240 and $501,941, respectively.

Note 12: Employee and Director Benefits

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s contributions to the plan are determined annually by the Board of Directors of Cincinnati Federal. Contributions to the plan were $93,632 and $84,412 for the years ended December 31, 2016 and December 31, 2015, respectively.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was $40,636 and $41,636 for the years ended December 31, 2016 and December 31, 2015, respectively.

A summary of the ESOP shares as of December 31 are as follows:

	2016	2015

Shares released to participants	4,493	4,493
Share allocated to participants	4,493	-
Unreleased shares	58,411	62,904
Total	67,397	67,397

Fair Value of unreleased shares	$598,713	$624,096

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. At December 31, 2016, the fair value of these shares is $46,053. In addition, there are no outstanding shares held by former employees that are subject to an ESOP related repurchase option.

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2016	2015

Change in benefit obligation:
Beginning of year	$421,094	$385,960
Service cost	14,245	14,635
Interest cost	16,977	15,721
(Gain)/loss	(17,395)	19,778
Benefits paid	(15,000)	(15,000)

End of year	$419,921	$421,094

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2016	2015

Prior service cost	$25,280	$-
Net (gain)/loss	$77	$-

The accumulated benefit obligation for the benefit plan was $419,921 and $421,094 at December 31, 2016, and December 31, 2015, respectively.

The estimated prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $25,280.

	2016	2015

Components of net periodic benefit cost:
Service cost	$14,245	$14,635
Interest Cost	16,977	15,721
(Gain)/loss recognized	1,212	-
Prior service cost	25,280	25,280

	$57,714	$55,636

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

The retiree accrued liability expected to be reversed from the plan as of December 31, 2016 and December 31, 2015 is as follows:

	2016	2015

One year or less	$15	$15
Over one year to two years	15	15
Over two years to three years	30	15
Over three years to four years	30	30
Over four years to five years	30	30
Thereafter	105	120

	$225	$225

Significant assumptions for the benefit plan liability include the following as of December 31, 2016 and 2015:

	2016	2015

Weighted average assumptions used to determine benefit cost obligation:

Discount Rate	4.27%	3.93%

Note 13: Operating Lease Income

The Company has two operating leases where it acts as lessor to two different tenants for office space. One lease expires in November 2021 and has three additional renewal options for five years each. The other lease expired in June 2016 and the current tenant leases month to month. Rental income for these leases was $120,854 and $129,585 for the years ended December 31, 2016 and December 31, 2015, respectively.

Future minimum lease receipts under the operating lease are:

December 31, 2016

One year or less	$67,452
Over one year to two years	67,452
Over two years to three years	67,452
Over three years to four years	67,452
Over four years to five years	67,452
Thereafter	67,452

Total minimum lease receipts	$404,712

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2016 and December 31, 2015:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2016
Mortgage-backed securities of government sponsored entities	$1,779,199	$-	$1,779,199	$-
Mortgage servicing rights	730,164	-	-	730,164

December 31, 2015
Mortgage-backed securities of government sponsored entities	$2,493,300	$-	$2,493,300	$-
Mortgage servicing rights	630,316	-	-	630,316

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2016	2015

Fair value as of the beginning of the period	$630,316	$513,853
Recognition of mortgage servicing rights on the sale of loans	246,104	123,414
Changes in fair value	(146,256)	(6,951)

Fair value at the end of the period	$730,164	$630,316

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level of hierarchy in which the fair value measurements fall at December 31, 2016 and 2015.

Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2016

Collateral-dependent impaired loans	$37,950	$-	$-	$37,950

December 31, 2015

Collateral-dependent impaired loans	$-	$-	$-	$-

Collateral-dependent Impaired Loans

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2016 and 2015:

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$37,950	Market comparable properties	Marketability discount	10%-15% (12%)
Mortgage servicing rights	$730,164	Discounted cash flow	Discount rate PSA prepayment speeds	10% 167%-407%

	Fair Value at December 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Impaired loans (collateral dependent)	$-	Market comparable properties	Marketability discount	10%-15% (12%)
Mortgage servicing rights	$630,316	Discounted cash flow	Discount rate PSA prepayment speeds	10% 114%-321%

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2016 and 2015, the fair value of commitments were not material.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2016
Financial Assets:
Cash and cash equivalents	$11,128,155	$11,128,155	$-	$-
Loans held for sale	1,314,737	-	1,387,954	-
Loans, net of allowance for loan losses	131,103,482	-	-	133,341,700
Federal Home Loan Bank stock	908,000	908,000	-	-
Interest receivable	383,238	-	383,238	-
Federal Home Loan Bank lender risk account receivable	1,705,613	-	-	1,729,430

Financial Liabilities:
Deposits	108,091,626	37,090,482	65,707,476	-
Federal Home Loan Bank advances	25,559,370	-	25,648,512	-
Advances from borrowers for taxes and insurance	1,421,899	-	1,421,899	-
Interest payable	24,232	-	24,232	-

December 31, 2015
Financial Assets:
Cash and cash equivalents	$8,304,539	$8,304,539	$-	$-
Loans held for sale	2,444,179	-	2,495,247	-
Loans, net of allowance for loan losses	119,779,931	-	-	122,321,686
Federal Home Loan Bank stock	888,100	888,100	-	-
Interest receivable	359,103	-	359,103	-
Federal Home Loan Bank lender risk account receivable	1,387,411	-	-	1,433,904

Financial Liabilities:
Deposits	103,014,720	36,007,056	67,881,776	-
Federal Home Loan Bank advances	18,813,639	-	19,215,565	-
Advances from borrowers for taxes and insurance	1,281,036	-	1,281,036	-
Interest payable	17,131	-	17,131	-

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

The dollar amount of commitments to fund fixed rate loans at December 31, 2016 and 2015 follows:

	December 31,		December 31,
	2016		2015
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$1,718,522	3.75% - 4.875%	$2,259,178	3.125% - 4.625%

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Loan commitments outstanding at December 31, 2016 and December 31, 2015 were composed of the following:

	December 31, 2016	December 31, 2015

Commitments to originate loans	$5,743,092	$2,628,860
Forward sale commitments	3,275,626	4,888,038
Lines of credit	9,876,931	8,986,553

Note 16: Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s ESOP that are unallocated and not committed to be released. There were no dilutive shares at December 31, 2016 or December 31, 2015.

The computations are as follows for December 31, 2016 and 2015:

	2016	2015

Net Income	$733,580	$559,642

Shares Outstanding for basic EPS:

Average shares outstanding:	1,719,250	1,719,250
Less: Average Unearned ESOP shares:	60,658	67,397
	1,658,592	1,651,853

Additional dilutive shares:	-	-

Shares outstanding for basic and diluted EPS:	1,658,592	1,651,853

Basic and diluted earnings per share:	$0.44	$0.34

Weighted-average common shares outstanding (basic and diluted)	1,658,592	1,651,853

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Note 17: Recent Accounting Pronouncements

FASB ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), ("ASU 2016-15"). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company has assessed ASU 2016-15 and does not expect a significant impact on its accounting and disclosures.

FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income.

In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company is expecting to begin developing and implementing processes during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

FASB ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718)

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting.” This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. Some of the key provisions of this new ASU include: (1) companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, and APIC pools will be eliminated. The guidance also eliminates the requirement that excess tax benefits be realized before companies can recognize them. In addition, the guidance requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity; (2) increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. The new guidance will also require an employer to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on its statement of cash flows (current guidance did not specify how these cash flows should be classified); and (3) permit companies to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company does not anticipate a material change in the Company’s financial position or results of operations as a result of adopting ASU No. 2016-09. The Company is currently implementing the new processes and does not anticipate significant changes.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

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

For finance leases, a lessee shall recognize in the statement of income interest on the lease liability separately from the amortization of the right-of-use asset. Amortization of the right-to-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The impact is not expected to have a material effect on the Company’s financial position or results of operations since the Company does not have a material amount of lease agreements. The Company is currently in the process of fully evaluating the amendments and will subsequently implement new processes to comply with the ASU. In addition, the Company will change its current accounting practice to comply with the amendments and such changes as mentioned above.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

FASB ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities

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

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. At this time the Company cannot quantify the change in the fair value of such disclosures since the Company is currently evaluating the full impact of the Update and is in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be modified after the Company has fully evaluated the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 14.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. The Company is in its preliminary stages of evaluating the impact of these amendments, although it does not expect the amendments to have a significant impact to the Company’s financial position or results of operations. The amendments could potentially impact accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption.

Note 18: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Company:

Condensed Balance Sheet

	2016	2015
Assets

Cash and due from banks	$320,608	$391,155
Investment in bank	18,129,981	17,266,245
Other assets	24,126	-

Total Assets	18,474,715	17,657,400

Liabilities

Temporary Equity

ESOP shares subject to mandatory redemption	82,242	41,606

Stockholders' Equity	18,392,473	17,615,794

Total temporary equity and stockholders' equity	18,474,715	17,657,400

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Condensed Statement of Operations and Comprehensive Income

	2016	2015

Noninterest Expense	70,547	-

Loss before Federal Income Tax Benefits and equity in undistributed income of the subsidiary	(70,547)	-

Federal Income Tax Benefits	(24,126)	-

Equity in undistributed income of subsidiary	780,001	131,244

Net Income	733,580	131,244

Condensed Statement of Cash Flows

	2016	2015
Operating Activities

Net Income	$733,580	$131,244

Items not requiring (providing) cash

Equity in undistributed income of subsidiary	(780,001)	(131,244)
Increase (decrease) in cash due to changes in:
Accrued expenses and other assets	(24,126)
Compensation expense on allocated ESOP shares	40,636	41,606
Net cash used in operating activities	(29,911)	41,606

Investing Activities
Repayment of ESOP loan	(40,636)	-
Investment in bank	-	(5,241,606)
Net cash used in investing activities	(40,636)	(5,241,606)

Financing Activities
Net proceeds from stock conversion	-	5,591,155

Net change in Cash and due from banks	(70,547)	391,155
Cash and due from banks at beginning of year	391,155	-
Cash and due from banks at end of year	$320,608	$391,155

Net income for the parent only in 2015 is from October 14, 2015 through December 31, 2015.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2016 and 2015

Note 19: Change in Corporate Form

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

Note 20: Subsequent Event

On January 28, 2017, the Bank entered into an agreement to sell the real estate located at 7553 Bridgetown Road, Cincinnati, OH 45248. The branch facility is to be relocated on leased property to be constructed. The sale price of the real estate is $850,000.

The sale of the property and execution of a lease agreement are contingent upon conditions to be fulfilled by the developer of the leased property. As of March 30, 2017, all contingencies have not been met.

