Form 10-Q
period 2017-03-31
Cincinnati Bancorp
filed 2017-05-12
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

As of May 8, 2017, 1,719,250 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 945,587 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp

Condensed Consolidated Balance Sheets

March 31, 2017 (Unaudited) and December 31, 2016

	March 31,	December 31,
	2017	2016
	(Unaudited)

Assets
Cash and due from banks	$5,354,160	$6,298,796
Interest-bearing demand deposits in banks	5,301,585	4,829,359

Cash and cash equivalents	10,655,745	11,128,155

Available-for-sale securities	1,550,654	1,779,199
Loans held for sale	2,155,196	1,314,737
Loans, net of allowance for loan losses of $1,326,264 and $1,326,264, respectively	129,225,415	131,103,482
Premises and equipment, net	2,583,040	2,590,206
Federal Home Loan Bank stock	908,000	908,000
Foreclosed assets held for sale	37,950	-
Interest receivable	395,746	383,238
Mortgage servicing rights	848,754	730,164
Federal Home Loan Bank lender risk account receivable	1,683,345	1,705,613
Bank Owned Life Insurance	3,192,868	3,172,651
Other assets	305,785	158,349

Total assets	$153,542,498	$154,973,794

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$18,969,074	$18,954,832
Savings	24,560,764	23,697,259
Certificates of Deposits	65,504,833	65,439,535
Total deposits	109,034,671	108,091,626

Federal Home Loan Bank advances	23,120,803	25,559,370
Advances from borrowers for taxes and insurance	969,733	1,421,899
Interest payable	26,116	24,232
Directors deferred compensation	425,100	419,922
Other liabilities	1,322,833	982,030

Total liabilities	134,899,256	136,499,079

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	92,913	82,242

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value	17,192	17,192
1,719,250 issued and outstanding at March 31, 2017 and December 31, 2016
Additional paid-in-capital	6,146,839	6,158,071
Unearned ESOP Shares	(572,874)	(584,107)
Retained earnings - substantially restricted	13,161,029	13,002,585
Accumulated other comprehensive loss	(201,857)	(201,268)

Total equity	18,550,329	18,392,473

Total liabilities and stockholders' equity	$153,542,498	$154,973,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)

Interest and Dividend Income
Loans, including fees	$1,348,435	$1,271,371
Securities	44	4,208
Dividends on Federal Home Loan Bank stock and other	14,202	9,995
Total interest and dividend income	1,362,681	1,285,574

Interest Expense
Deposits	241,642	266,982
Federal Home Loan Bank advances	84,626	65,226
Total interest expense	326,268	332,208

Net Interest Income	1,036,413	953,366

Provision for Loan Losses	-	-

Net Interest Income After Provision for Loan Losses	1,036,413	953,366

Noninterest Income
Gain on sales of loans	295,599	241,413
Mortgage servicing fees	46,567	36,347
Other	199,706	108,580
Total noninterest income	541,872	386,340

Noninterest Expense
Salaries and employee benefits	676,952	635,856
Occupancy and equipment	98,722	90,177
Directors compensation	82,000	72,500
Data processing	138,735	127,268
Professional fees	67,172	53,755
Franchise tax	37,500	33,996
Deposit insurance premiums	2,030	24,767
Advertising	26,301	34,254
Software Licenses	19,690	17,736
Loan costs	52,918	62,127
Net losses on sales of foreclosed assets	-	637
Other	143,370	142,835
Total noninterest expense	1,345,390	1,295,908

Income Before Income Tax	232,895	43,798

Provision for Income Taxes	74,450	7,564

Net Income	$158,445	$36,234

Earnings per share - basic and diluted	$0.10	$0.02

Weighted-average shares outstanding - basic and diluted	1,660,838	1,656,346

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)

Net Income	$158,445	$36,234

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	(4,430)	2,571
Tax (expense) benefit	1,507	(874)
Changes in directors' retirement plan prior service costs	3,535	10,971
Tax expense	(1,201)	(3,730)
Other comprehensive income (loss)	(589)	8,938

Comprehensive Income	$157,856	$45,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)

Operating Activities
Net income	$158,445	$36,234
Items not requiring (providing) cash:
Depreciation and amortization	34,237	35,435
Amortization of premiums and discounts on securities	8,064	7,504
Amortization of deferred prepayment penalty on Federal
Home Loan Bank advances	11,433	11,433
Change in deferred income taxes	41,205	(9,169)
Gain on sale of loans	(295,599)	(241,413)
Proceeds from the sale of loans held for sale	9,617,083	9,201,077
Origination of loans held for sale	(10,161,943)	(8,898,818)
Net loss on sale of foreclosed assets	-	637
Income from Bank Owned Life insurance	(20,217)	(21,549)
ESOP shares earned	10,671	10,042
Changes in:
Interest receivable	(12,508)	(19,557)
Mortgage servicing rights	(118,590)	1,001
Federal Home Loan Bank lender risk account receivable	22,268	14,851
Other assets	(147,436)	(113,104)
Interest payable	1,884	1,701
Other liabilities	308,617	(397,137)
Net cash used in operating activities	(542,386)	(380,832)

Investing Activities
Proceeds from maturities of available-for-sale securities	216,051	279,469
Net change in loans	1,840,117	(3,467,471)
Purchase of premises and equipment	(27,071)	-
Proceeds from sales of foreclosed assets	-	29,029
Net cash provided by (used in) in investing activities	2,029,097	(3,158,973)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2017 and 2016 (Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)

Financing Activities
Net increase in deposits	943,045	4,918,981
Proceeds from Federal Home Loan Bank advances	18,520,000	21,620,000
Repayment of Federal Home Loan Bank advances	(20,970,000)	(20,170,000)
Net decrease in advances from borrowers for taxes and insurance	(452,166)	(397,009)
Net cash (used in) provided by financing activities	(1,959,121)	5,971,972

(Decrease) Increase in Cash and Cash Equivalents	(472,410)	2,432,167
Cash and Cash Equivalents, Beginning of Period	11,128,155	8,304,539
Cash and Cash Equivalents, End of Period	$10,655,745	$10,736,706

Supplemental Cash Flows Information
Interest paid	$324,384	$330,506
Income taxes paid	-	210,000
Real estate acquired in settlement of loans	37,950	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operations and Summary of Significant Account Policies

Nature of Operations

Cincinnati Bancorp (“Company”) is the mid-tier holding company for Cincinnati Federal (the “Bank”), a federally chartered stock savings and loan association that is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Hamilton County, Ohio and surrounding areas. On October 14, 2015, the Bank reorganized into the mutual holding company structure. As part of the reorganization, the Company sold 773,663 shares of common stock at a price of $10.00 per share in a public offering and issued 945,587 shares of common stock to CF Mutual Holding Company, the Company’s parent mutual holding company. The Company is subject to competition from other financial institutions. The Company is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016 include the accounts of Cincinnati Bancorp and the Bank. All significant intercompany items have been eliminated.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, loan servicing rights, lender reserve account and fair values of financial instruments.

NOTE 2:	Securities

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:

March 31, 2017:
Mortgage-backed securities of government sponsored entities	$1,535,764	$14,890	$-	$1,550,654

December 31, 2016:
Mortgage-backed securities of government sponsored entities	$1,759,879	$19,320	$-	$1,779,199

The Company had no sales of investment securities during the three month periods ended March 31, 2017 and 2016. The Company had not pledged any of its investment securities as of March 31, 2017 or December 31, 2016.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of available-for-sale securities at March 31, 2017 and December 31, 2016, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Mortgage-backed securities of government sponsored entities	$1,535,764	$1,550,654	$1,759,879	$1,779,199

There were no investments in debt securities reported in the financial statements at an amount less than their historical cost as of March 31, 2017 or December 31, 2016.

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at March 31, 2017 and December 31, 2016 include:

	March 31,	December 31,
	2017	2016

One to four family mortgage loans -owner occupied	$70,000,308	$69,651,176
One to four family - investment	11,062,965	11,818,901
Multi-family mortgage loans	19,695,863	21,350,885
Nonresidential mortgage loans	14,700,805	13,654,705
Construction and land loans	5,023,881	3,886,915
Real estate secured lines of credit	11,902,550	12,595,769
Commercial loans	516,794	512,559
Other consumer loans	14,451	16,875
Total loans	132,917,617	133,487,785

Less:
Net deferred loan costs	(432,766)	(427,936)
Undisbursed portion of loans	2,798,704	1,485,975
Allowance for loan losses	1,326,264	1,326,264

Net loans	$129,225,415	$131,103,482

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2017 and 2016 and year ended December 31, 2016:

	Three Months Ended March 31, 2017 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264
Provision (credit) charged to expense	45,798	13,278	23,747	(28,215)	(3,988)	(49,303)	(1,241)	(76)	-
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$458,992	$142,906	$199,042	$139,216	$60,309	$314,888	$10,675	$236	$1,326,264

Ending balance: Individually evaluated for impairment	$-	$47,101	$9,055	$-	$-	$-	$-	$-	$56,156

Ending balance: Collectively evaluated for impairment	$458,992	$95,805	$189,987	$139,216	$60,309	$314,888	$10,675	$236	$1,270,108
Loans:
Ending balance	$70,000,308	$11,062,965	$19,695,863	$14,700,805	$5,023,881	$11,902,550	$516,794	$14,451	$132,917,617

Ending balance: Individually evaluated for impairment	$657,564	$1,244,481	$649,819	$190,306	$-	$33,792	$-	$-	$2,775,962

Ending balance: Collectively evaluated for impairment	$69,342,744	$9,818,484	$19,046,044	$14,510,499	$5,023,881	$11,868,758	$516,794	$14,451	$130,141,655

	Three Months Ended March 31, 2016 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968
Provision charged to expense	-	-	-	-	-	-	-	-	-
Losses charged off	(19,704)	-	-	-	-	-	-	-	(19,704)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$362,892	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,347,264

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year Ended December 31, 2016
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968
Provision (credit) charged to expense	50,302	(203,999)	63,419	(128,379)	20,757	73,378	3,526	(4)	(121,000)
Losses charged off	(19,704)	-	-	-	-	-	-	-	(19,704)
Recoveries	-	-	-	100,000	-	-	-	-	100,000
Balance, end of year	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264

Ending balance: Individually evaluated for impairment	$-	$47,101	$9,055	$-	$-	$-	$-	$-	$56,156

Ending balance: Collectively evaluated for impairment	$413,194	$82,527	$166,240	$167,431	$64,297	$364,191	$11,916	$312	$1,270,108
Loans:
Ending balance	$69,651,176	$11,818,901	$21,350,885	$13,654,705	$3,886,915	$12,595,769	$512,559	$16,875	$133,487,785

Ending balance: Individually evaluated for impairment	$661,329	$1,254,994	$651,629	$193,553	$-	$35,000	$-	$-	$2,796,505

Ending balance: Collectively evaluated for impairment	$68,989,847	$10,563,907	$20,699,256	$13,461,152	$3,886,915	$12,560,769	$512,559	$16,875	$130,691,280

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	(Unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$69,834,200	$8,933,744	$19,046,044	$13,843,517	$5,023,881	$11,166,186	$516,794	$14,451	$128,378,817
Special mention	-	732,213	-	666,982	-	527,249	-	-	1,926,444
Substandard	166,108	1,397,008	649,819	190,306	-	209,115	-	-	2,612,356
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$70,000,308	$11,062,965	$19,695,863	$14,700,805	$5,023,881	$11,902,550	$516,794	$14,451	$132,917,617

	December 31, 2016
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$69,445,763	$9,432,892	$20,820,522	$12,661,827	$3,886,915	$11,836,642	$512,559	$16,875	$128,613,995
Special mention	-	740,564	-	678,059	-	548,343	-	-	1,966,966
Substandard	205,413	1,645,445	530,363	314,819	-	210,784	-	-	2,906,824
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$69,651,176	$11,818,901	$21,350,885	$13,654,705	$3,886,915	$12,595,769	$512,559	$16,875	$133,487,785

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2017.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
One to Four-family mortgage loans	$-	$10,326	$-	$10,326	$69,989,982	$70,000,308	$-
One to Four Family - Investment	-	8,755	-	8,755	11,054,210	11,062,965	-
Multi-family mortgage loans	-	-	-	-	19,695,863	19,695,863	-
Nonresidential mortgage loans	-	-	-	-	14,700,805	14,700,805	-
Construction & Land Loans	-	-	-	-	5,023,881	5,023,881	-
Real estate secured lines of credit	-	-	9,787	9,787	11,892,763	11,902,550	-
Commercial Loans	-	-	-	-	516,794	516,794	-
Other consumer loans	-	-	-	-	14,451	14,451	-

Total	$-	$19,081	$9,787	$28,868	$132,888,749	$132,917,617	$-

	December 31, 2016
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
One to Four-family mortgage loans	$85,844	$10,416	$37,950	$134,210	$69,516,966	$69,651,176	$-
One to Four Family - Investment	-	-	10,425	10,425	11,808,476	11,818,901	-
Multi-family mortgage loans	-	-	-	-	21,350,885	21,350,885	-
Nonresidential mortgage loans	-	-	-	-	13,654,705	13,654,705	-
Construction & Land Loans	-	-	-	-	3,886,915	3,886,915	-
Real estate secured lines of credit	80,000	-	9,861	89,861	12,505,908	12,595,769	-
Commercial Loans	-	-	-	-	512,559	512,559	-
Other consumer loans	4,072	-	-	4,072	12,803	16,875	-

Total	$169,916	$10,416	$58,236	$238,568	$133,249,217	$133,487,785	$-

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310, Receivables), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans but also include loans modified in troubled debt restructurings (“TDRs”).

The following tables present impaired loans at March 31, 2017, March 31, 2016 and December 31, 2016:

	March 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$657,564	$657,564	$-	$690,904	$8,309
One to Four family - Investment	584,569	584,569	-	587,715	8,219
Multi-family mortgage loans	528,972	528,972	-	529,578	7,334
Nonresidential mortgage loans	190,306	190,306	-	191,933	3,055
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	33,792	33,792	-	34,430	430
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	659,912	612,811	47,101	662,184	7,647
Multi-family mortgage loans	120,847	111,792	9,055	121,052	1,616
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,775,962	$2,719,806	$56,156	$2,817,796	$36,610

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2016					Three months ended March 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$661,329	$661,329	$-	$490,944	$20,265	$220,964	$4,345
One to Four family - Investment	590,649	590,649	-	601,128	31,977	818,841	13,431
Multi-family mortgage loans	530,364	530,363	-	533,691	40,083	536,970	7,722
Nonresidential mortgage loans	193,553	193,553	-	199,035	12,570	2,112,106	33,792
Construction & Land loans	-	-	-	-	-	297,116	4,464
Real estate secured lines of credit	35,000	35,000	-	38,647	1,972	246,750	3,602
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to Four family - Investment	664,345	617,244	47,101	673,934	36,525	682,323	9,274
Multi-family mortgage loans	121,265	112,210	9,055	122,577	9,183	237,075	4,543
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,796,505	$2,740,348	$56,156	$2,659,956	$152,575	$5,152,145	$81,173

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis. The following table presents the nonaccrual loans at March 31, 2017 and December 31, 2016. This table excludes performing TDRs.

	March 31,	December 31,
	2017	2016

One- to four-family mortgage loans	$-	$37,950
One to four family - Investment	-	10,425
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Land loans	-	-
Real estate secured lines of credit	9,787	9,861
Commercial Loans	-	-
Other consumer loans	-	-

Total	$9,787	$58,236

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2017, the Company had no loans that were modified in TDRs and impaired.

At December 31, 2016, the Company had loans that were modified in TDRs and impaired. The modifications of terms included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding TDRs by class for the year ended December 31, 2016.

Newly classified TDRs:

December 31, 2016
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

There were no newly classified TDRs during the three months ended March 31, 2017 or March 31, 2016. The TDRs described above did not increase the allowance for loan losses or result in any charge-offs during the periods ended March 31, 2017, March 31, 2016 and December 31, 2016.

December 31, 2016
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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no TDRs modified during the three months ended March 31, 2017 and the year ended December 31, 2016 that subsequently defaulted.

As of March 31, 2017, borrowers with loans designated as TDRs totaling $1,639,000 of residential real estate loans and $650,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of March 31, 2017, the Company had no TDRs that did not meet the criteria for placement back on accrual status.

There was one foreclosed real estate property with a fair market value of $37,950 at March 31, 2017. There were no foreclosed real estate properties at December 31, 2016. There are no consumer mortgage loans in process of foreclosure at March 31, 2017.

NOTE 4:	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s Employee Stock Ownership Plan (“ESOP”) that are unallocated and not committed to be released. There were no dilutive shares at March 31, 2017 or March 31, 2016.

The computations are as follows:

	Three months ended March 31,
	2017	2016

Net Income	$158,445	$36,234

Shares Outstanding for basic EPS:

Average shares outstanding:	1,719,250	1,719,250
Less: Average Unearned ESOP shares:	58,412	62,904
	1,660,838	1,656,346

Additional dilutive shares:	-	-

Shares outstanding for basic and diluted EPS:	1,660,838	1,656,346

Basic and diluted earnings per share:	$0.10	$0.02

Weighted-average common shares outstanding (basic and diluted)	1,660,838	1,656,346

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of March 31, 2017 and December 31, 2016, the Company met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 1.25% at March 31, 2017 and 0.625% at December 31, 2016.

As of the most recent notification from the Office of the Comptroller of the Currency, the Bank was categorized as "well-capitalized" under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. Management believes that no conditions or events have occurred since the last notification that would change the Bank's category.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of March 31, 2017

Total risk-based capital (to risk-weighted assets)	$19,847	17.9%	$8,868	8.0%	$11,085	10.0%

Tier I capital (to risk-weighted assets)	18,521	16.1%	6,651	6.0%	8,868	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,521	16.1%	4,988	4.5%	7,205	6.5%

Tier I capital (to adjusted total assets)	18,521	12.0%	6,161	4.0%	7,702	5.0%

As of December 31, 2016

Total risk-based capital (to risk-weighted assets)	$19,657	18.1%	$8,682	8.0%	$10,853	10.0%

Tier I capital (to risk-weighted assets)	18,331	16.9%	6,512	6.0%	8,682	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,331	16.9%	4,884	4.5%	7,054	6.5%

Tier I capital (to adjusted total assets)	18,331	11.9%	6,164	4.0%	7,705	5.0%

NOTE 6:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2017
Mortgage-backed securities of government sponsored entities	$1,550,654	$-	$1,550,654	$-
Mortgage servicing rights	848,754	-	-	848,754

December 31, 2016
Mortgage-backed securities of government sponsored entities	$1,779,199	$-	$1,779,199	$-
Mortgage servicing rights	730,164	-	-	730,164

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2017	2016
	(Unaudited)

Fair value as of the beginning of the period	$730,164	$630,316
Recognition of mortgage servicing rights on the sale of loans	39,453	29,829
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	79,137	(30,830)

Fair value at the end of the period	$848,754	$629,315

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

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell, when the real estate is acquired. Estimated fair value of real estate is based on appraisals or evaluations. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2017 and December 31, 2016.

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
March 31, 2017

Foreclosed assets	$37,950	$-	$-	$37,950

December 31, 2016

Collateral-dependent impaired loans	$37,950	$-	$-	$37,950

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2017 and December 31, 2016:

	Fair Value at March 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$848,754	Discounted cash flow	Discount rate PSA prepayment speeds	10% 105%-333%

Foreclosed assets	$37,950	Market comparable properties	Marketability discount	10%-15% (12%)

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$37,950	Market comparable properties	Marketability discount	10%-15% (12%)
Mortgage servicing rights	$730,164	Discounted cash flow	Discount rate PSA prepayment speeds	10% 167%-407%

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

Deposits

Deposits include demand deposits and savings accounts. The fair value is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of a similar structure. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Federal Home Loan Bank Advances

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. Fair value of long-term debt is based on quoted market prices or dealer quotes for the identical liability when traded as an asset in an active market.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

If a quoted market price is not available, an expected present value technique is used to estimate fair value.

Advances from Borrowers for Taxes and Insurance and Interest Payable

The carrying amount approximates fair value.

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2017 and December 31, 2016, the fair value of commitments was not material.

The following table presents estimated fair values of the Company’s financial instruments not previously presented at March 31, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2017
Financial Assets:
Cash and cash equivalents	$10,655,745	$10,655,745	$-	$-
Loans held for sale	2,155,196	-	2,209,585	-
Loans, net of allowance for loan losses	129,225,415	-	-	132,115,229
Federal Home Loan Bank stock	908,000	908,000	-	-
Interest receivable	395,746	-	395,746	-
Federal Home Loan Bank lender risk account receivable	1,683,345	-	-	1,671,248

Financial Liabilities:
Deposits	109,034,671	37,600,671	65,689,924	-
Federal Home Loan Bank advances	23,120,803	-	23,169,949	-
Advances from borrowers for taxes and insurance	969,733	-	969,733	-
Interest payable	26,116	-	26,116	-

December 31, 2016
Financial Assets:
Cash and cash equivalents	$11,128,155	$11,128,155	$-	$-
Loans held for sale	1,314,737	-	1,387,954	-
Loans, net of allowance for loan losses	131,103,482	-	-	133,341,700
Federal Home Loan Bank stock	908,000	908,000	-	-
Interest receivable	383,238	-	383,238	-
Federal Home Loan Bank lender risk account receivable	1,705,613	-	-	1,729,430

Financial Liabilities:
Deposits	108,091,626	37,090,482	65,707,476	-
Federal Home Loan Bank advances	25,559,370	-	25,648,512	-
Advances from borrowers for taxes and insurance	1,421,899	-	1,421,899	-
Interest payable	24,232	-	24,232	-

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7:	Commitments and Credit Risk

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

The dollar amount of commitments to fund fixed rate loans at March 31, 2017 and December 31, 2016 follows:

	March 31,		December 31,
	2017		2016
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$10,230,913	3.50% - 5.00%	$1,718,522	3.75% - 4.875%

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan commitments outstanding at March 31, 2017 and December 31, 2016 were composed of the following:

	March 31,	December 31,
	2017	2016
	(Unaudited)

Commitments to originate loans	$4,438,810	$5,743,092
Forward sale commitments	12,386,109	3,275,626
Lines of credit	11,033,952	9,876,931

NOTE 8:	Accumulated Other Comprehensive Loss

The components of other comprehensive loss by component, net of tax, included in stockholders’ equity at March 31, 2017 and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
	(Unaudited)

Net unrealized gain on available for sale securities	$9,828	$12,751

Directors' Retirement Plan	(320,869)	(324,404)

Tax benefit	109,184	110,385

Net of tax amount	$(201,857)	$(201,268)

NOTE 9:	Recent Accounting Pronouncements

FASB ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities

In March 2017 the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities. ASU No. 2017-08 applies to all entities that hold investments in callable debt securities that have an amortized cost basis in excess of the amount that is repayable by the issuer at the earliest call date (that is, at a premium). The ASU requires the premium to be amortized to the earliest call date, not the maturity date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU No. 2017-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted and management elected to adopt the update as of January 1, 2017. Adoption did not have a material impact on the Company’s results of operations or financial position.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

FASB ASU 2017-07, Compensation – Retirement Benefits (Topic 715)

ASU No. 2017-07 was issued in March 2017 and applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, as defined, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in ASU No. 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The amendments in this update are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. The Company is currently evaluating this ASU to determine the impact on its consolidated financial position, results of operations and cash flows.

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

FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company expects to begin developing and implementing processes during the next two years to ensure it is fully compliant with the amendments at adoption date. For additional information on the allowance for loan losses, see Note 3.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. The Company is in its preliminary stages of evaluating the impact of these amendments, although it does not expect the amendments to have a significant impact to the Company’s financial position or results of operations. The amendments could potentially impact accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. The Company is expecting to begin developing processes and procedures during 2017 to ensure it is fully compliant with these amendments at the date of adoption.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under adverse economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values), or in the secondary mortgage markets;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to successfully implement our business plan and to grow our franchise to improve profitability;

•	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Cincinnati Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016.

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total Assets. Total assets were $153.5 million at March 31, 2017, a decrease of $1.4 million, or 0.9%, from the $155.0 million at December 31, 2016. The decrease resulted primarily from decrease in cash and cash equivalents of $472,000 and net loans of $1.9 million, offset in part by an increase of $840,000 in loans held for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $472,000, or 4.3%, to $10.7 million at March 31, 2017 from $11.1 million at December 31, 2016. This decrease was primarily the result of net repayments of FHLB borrowings of $2.4 million, offset in part, by an increase in total deposits of $943,000.

Net Loans. Net loans decreased $1.9 million, or 1.4%, to $129.2 million at March 31, 2017 from $131.1 million at December 31, 2016. During the three months ended March 31, 2017, we originated $9.1 million of loans for portfolio, $3.5 million of which were one-to-four family residential real estate loans, $987,000 million were multi-family construction loans, $1.7 million were nonresidential loans, $1.8 million were home equity lines of credit, $1.1 million were residential construction and land loans. During the three months ended March 31, 2017, we sold $9.3 million of one to four family residential loans, on both a servicing–retained and servicing–released basis. Subject to market conditions, management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

The largest increase in our loan portfolio was in the construction loan portfolio, which grew $1.1 million or 29.3%. The nonresidential portfolio increased $1.0 million or 7.7% during the three months ended March 31, 2017. The one-to-four family owner occupied portfolio grew $349,000, or 0.5%. The one-to-four family – investment loan portfolio decreased $756,000, or 6.4%. The home equity lines of credit portfolio decreased $693,000 or 5.5% to $11.9 million at March 31, 2017. We currently sell certain fixed-rate, 15- and 30-year term mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers.

Loans Held for Sale. Loans held for sale increased $840,000, or 63.9%, to $2.2 million at March 31, 2017 from $1.3 million at December 31, 2016. The increase reflects higher secondary market activity as the Bank received Direct Endorsement authority from the FHA and favorable market conditions.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $229,000, or 12.9%, to $1.6 million at March 31, 2017 from $1.8 million at December 31, 2016. There were no securities purchases during the three months ended March 31, 2017. There were $216,000 in maturities, the remaining difference was due to the change in market values within the portfolio during the three months ended March 31, 2017.

Deposits. Deposits increased $943,000, or 0.9%, to $109.0 million at March 31, 2017 from $108.1 million at December 31, 2016. Core deposits, defined as demand, NOW and savings accounts, increased $878,000, or 2.1%, to $43.5 million at March 31, 2017 from $42.7 million at December 31, 2016. The increase was primarily the result of marketing efforts directed at increasing demand deposit accounts and savings accounts. Time deposits increased $65,000, or 0.1%, to $65.5 million at March 31, 2017 from $65.4 million at December 31, 2016. Certificates originated through the National CD Rateline service declined $1.5 million to $17.4 million at March 31, 2017. During the three months ended March 31, 2017, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank Advances decreased $2.4 million, or 9.5%, to $23.1 million at March 31, 2017. The decrease was primarily due to the decrease in net loan growth.

Stockholders’ Equity. Stockholders’ equity increased $158,000, or 0.9%, to $18.5 million at March 31, 2017 from $18.4 million at December 31, 2016. The increase was primarily due to net income for the period of $158,000.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and March 31, 2016

General. Net income for the quarter ended March 31, 2017 was $158,000, compared to net income of $36,000 for the quarter ended March 31, 2016, an increase of $122,000, or 337.3%. The increase was primarily due to a $156,000 increase in noninterest income and an $83,000 increase in net interest income, partially offset by an increase in noninterest expense of $49,000 and an increase in the provision of for income taxes of $67,000.

Interest Income. Interest income increased $77,000, or 6.0%, to $1.4 million for the quarter ended March 31, 2017 from the comparable quarter in 2016. Interest income on loans increased $77,000, or 6.1%, to $1.3 million as of March 31, 2017. The average balance of loans during the three months ended March 31, 2017 increased $7.8 million to $132.1 million, compared to $124.4 million for the three months ended March 31, 2016. The average yield on loans decreased 1 basis point to 4.08% for the three months ended March 31, 2017 from 4.09% for the three months ended March 31, 2016. Interest income on securities available-for-sale decreased $4,000 due to a 44 basis point decrease in average yield on the securities portfolio and a $713,000 decrease in the balance of the average securities portfolio during the quarter ended March 31, 2017. Interest income on other investments increased $4,000 for the three months ended March 31, 2017 due to an increase in average balances of $3.7 million in other interest earning assets compared to the three months ended March 31, 2016.

Interest Expense. Total interest expense decreased $6,000, or 1.8%, to $326,000 for the quarter ended March 31, 2017 from $332,000 for the quarter ended March 31, 2016. Interest expense on deposit accounts decreased 25,000, or 9.5%, to $242,000 for the quarter ended March 31, 2017 from $267,000 for the quarter ended March 31, 2016. The decrease between comparable quarters in 2017 from 2016 was primarily due to a $13,000 decrease in interest expense on certificates of deposit resulting from a $2.6 million, or 3.8%, decrease in the average balance of these certificates. The average cost of certificates decreased 2 basis points to 1.37%. Checking interest expense decreased $12,000 from the comparable quarter in 2016. The decrease in interest expense in the checking accounts reflects the termination of the bonus incentives offered on new checking accounts during the three months ended March 31, 2016. The bonus promotion program ended at the end of June 2016. The average balances in demand interest bearing and non-interest bearing accounts during the three months ended March 31, 2017 increased $3.2 million to $18.4 million compared to $15.1 million for the three months ended March 31, 2016. Savings interest expense remained unchanged at $5,000 during the quarter ended March 31, 2017 compared to March 31, 2016.

Interest expense on FHLB advances increased $19,000, or 29.2%, to $84,000 for the quarter ended March 31, 2017 from $65,000 for the quarter ended March 31, 2016. The average balance of advances increased $5.2 million, or 26.6%, for the quarter ended March 31, 2017. The average cost of FHLB borrowing increased 3 basis points. The increase in the cost of advances results from increases in short term interest rates.

Net Interest Income. Net interest income increased $83,000, or 8.7%, to $1.0 million for the quarter ended March 31, 2017. Average interest-earning assets increased $10.8 million primarily due to a $7.8 million increase in average outstanding loans for the quarter ended March 31, 2017. In addition, DDA balances held at the Federal Home Loan Bank were reclassified as interest earning as the account was migrated from a compensating balance pricing structure to an explicit pricing structure. Interest on other interest earning assets increased $4,000 primarily due to an increase in average balances of $3.7 million for the quarter ended March 31, 2016. Average interest-bearing liabilities increased $4.9 million from the same quarter in 2016 due to the funding needed for the increase in lending. The interest rate spread decreased 17 basis points to 2.82% for the quarter ended March 31, 2017 compared to 2.99% at quarter ended March 31, 2016. The net interest margin increased 1 basis point to 2.98% for the first of 2017 from 2.97% for the quarter ended March 31, 2016.

Provision for Loan Losses. There was no provision for loan losses recorded for the quarters ended March 31, 2017 and 2016. No provision was recorded based on managements’ evaluation of the improving quality of the loan portfolio, as total delinquencies and other nonperforming loans decreased, and continued favorable economic conditions.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable losses which were inherent in the loan portfolio at March 31, 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $156,000, or 40.3%, to $542,000 for the quarter ended March 31, 2017 from $386,000 for the comparable quarter in 2016. The increase was primarily due to a $110,000 increase in fair market valuation of existing mortgage servicing rights in the three months ended March 31, 2017 for the comparable quarter in 2016. The gain on sale of loans increased $54,000, or 22.4%, to $296,000 for the quarter ended March 31, 2017 from $241,000 for the comparable quarter in 2016. Servicing income on the sold loan portfolio increased $10,000 due to an increase in the total amount of loans serviced, primarily, for the FHLB – Cincinnati and Freddie Mac.

Non-Interest Expense. Non-interest expense increased $49,000, or 3.8%, to $1.3 million for the quarter ended March 31, 2017. The increase was due primarily to a $41,000, or 6.5%, increase in salary and employee benefits to $677,000 in the first quarter of 2017 from $636,000 for the comparable quarter in 2016 caused by increased staffing demands, increased salaries, and increased payroll expense. Director compensation increased $10,000 to $82,000 for the quarter ended March 31, 2017. The increase was primarily due to additional committee meetings related to being a public company. Data processing expense increased $11,000, or 9.0%, to $139,000 during the quarter ended March 31, 2017 from $128,000 for the quarter ended March 31, 2016. The increase was due to bank growth and additional products. Advertising expense decreased $8,000, or 23.2%. Loan cost expense decreased $9,000 or 14.8% primarily due to a reduction in lender credits given to borrowers due to market conditions. Deposit insurance premiums decreased $23,000 during the quarter ended March 31, 2017 due to a reduction in the FDIC insurance assessment rates.

Federal Income Taxes. Federal income taxes increased $67,000 due to an increase in pre-tax income of $189,000 for the quarter ended March 31, 2017 compared to pre-tax income for the quarter ended March 31, 2016.

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

	For the Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$132,149	$1,348	4.08%	$124,358	$1,271	4.09%
Securities	1,643	1	0.24	2,356	4	0.68
Other (1)	5,506	14	1.02	1,766	10	2.27
Total interest-earning assets	139,298	1,363	3.91	128,480	1,285	4.14
Non-interest-earning assets	14,361			16,078
Total assets	$153,659			$144,558

Interest-bearing liabilities:
Savings	$24,116	$5	0.08	$22,100	$5	0.09
Interest-bearing demand	5,793	13	0.90	5,550	25	1.80
Certificates of deposit	65,474	224	1.37	68,067	237	1.39
Total deposits	95,383	242	1.01	95,717	267	1.12
Borrowings	24,716	85	1.36	19,516	65	1.33
Total interest-bearing liabilities	120,099	327	1.09	115,233	332	1.15
Non-interest-bearing Demand	12,595			9,593
Other non-interest-bearing liabilities	2,763			2,434
Total non- interest-bearing liabilities	15,358			12,027
Total equity	18,202			17,298
Total liabilities and total equity	$153,659			$144,558
Net interest income		$1,036			$953
Net interest rate spread (2)			2.82%			2.99%
Net interest-earning assets (3)	$19,199			$13,247
Net interest margin (4)			2.98%			2.97%
Average interest-earning assets to interest-bearing liabilities			115.99%			111.50%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary source of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At March 31, 2017, we had $23.1 million outstanding in advances from the FHLB. At March 31, 2017, we had collateral based capacity to borrow $52.1 million. The Bank had additional lines of credit with two commercial banks totaling $6.5 million. Additionally the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities was $542,000 for the three months ended March 31, 2017, and $381,000 for the three months ended March 31, 2016. Net cash provided (used) in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $2.0 million for the three months ended March 31, 2017, and ($3.2) million for three months ended March 31, 2016. Net cash provided (used) by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was ($2.0) million for the three months ended March 31, 2017, and $6.0 million for the three months ended March 31, 2016.

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

Cincinnati Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At March 31, 2017, Cincinnati Bancorp (on an unconsolidated, stand-alone basis) had liquid assets of $291,000.

At March 31, 2017, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $18.5 million, or 12.0% of adjusted total assets, which is above the well-capitalized required level of $7.7 million, or 5.0%; total risk-based capital of $19.8 million, or 17.9% of risk-weighted assets, which is above the well-capitalized required level of $11.1 million, or 10.0%; and common equity tier 1 risk based capital of $18.5 million, or 16.1%, of risk weighted assets, which is above the well-capitalized required level of $7.2 million, or 6.5%. At December 31, 2016, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $18.3 million, or 11.9% of adjusted total assets, which is above the well-capitalized required level of $7.7 million, or 5.0%; and total risk-based capital of $19.7 million, or 18.1% of risk-weighted assets, which is above the well-capitalized required level of $10.9 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at March 31, 2017, and December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on March 11, 2015, as subsequently amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: May 12, 2017	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: May 12, 2017	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

