Form 10-Q
period 2017-06-30
Cincinnati Bancorp
filed 2017-08-14
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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

YES ☐     NO ☒

As of August 7, 2017, 1,752,947 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 945,587 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp

Condensed Consolidated Balance Sheets

June 30, 2017 (Unaudited) and December 31, 2016

	June 30,	December 31,
	2017	2016
	(Unaudited)

Assets
Cash and due from banks	$4,733,329	$6,298,796
Interest-bearing demand deposits in banks	4,456,993	4,829,359

Cash and cash equivalents	9,190,322	11,128,155

Available-for-sale securities	1,434,442	1,779,199
Loans held for sale	3,451,270	1,314,737
Loans, net of allowance for loan losses of $1,336,264
and $1,326,264, respectively	136,891,744	131,103,482
Premises and equipment, net	2,548,870	2,590,206
Federal Home Loan Bank stock	1,021,100	908,000
Interest receivable	419,287	383,238
Mortgage servicing rights	916,348	730,164
Federal Home Loan Bank lender risk account receivable	1,678,353	1,705,613
Bank Owned Life Insurance	3,213,322	3,172,651
Other assets	354,477	158,349

Total assets	$161,119,535	$154,973,794

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$20,715,155	$18,954,832
Savings	24,584,835	23,697,259
Certificates of Deposits	63,976,621	65,439,535
Total deposits	109,276,611	108,091,626

Federal Home Loan Bank advances	30,732,236	25,559,370
Advances from borrowers for taxes and insurance	744,407	1,421,899
Interest payable	31,760	24,232
Directors deferred compensation	430,277	419,922
Other liabilities	1,015,428	982,030

Total liabilities	142,230,719	136,499,079

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	104,146	82,242

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value	17,192	17,192
1,752,947 and 1,719,250 issued and outstanding at June 30, 2017 and December 31, 2016, respectively
Additional paid-in-capital	6,143,596	6,158,071
Unearned ESOP Shares	(561,642)	(584,107)
Retained earnings - substantially restricted	13,384,178	13,002,585
Accumulated other comprehensive loss	(198,654)	(201,268)

Total stockholders' equity	18,784,670	18,392,473

Total liabilities and stockholders' equity	$161,119,535	$154,973,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Income

Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Interest and Dividend Income
Loans, including fees	$1,390,826	$1,298,774	$2,739,261	$2,570,145
Securities	3,878	5,083	3,922	9,291
Dividends on Federal Home Loan Bank stock and other	16,399	10,243	30,601	20,238
Total interest and dividend income	1,411,103	1,314,100	2,773,784	2,599,674

Interest Expense
Deposits	247,477	309,396	489,119	576,378
Federal Home Loan Bank advances	93,910	68,355	178,536	133,581
Total interest expense	341,387	377,751	667,655	709,959

Net Interest Income	1,069,716	936,349	2,106,129	1,889,715

Provision for Loan Losses	10,000	-	10,000	-

Net Interest Income After Provision for Loan Losses	1,059,716	936,349	2,096,129	1,889,715

Noninterest Income
Gain on sales of loans	555,422	505,031	851,021	746,444
Mortgage servicing fees	48,681	39,508	95,248	75,855
Other	150,601	122,247	350,307	230,827
Total noninterest income	754,704	666,786	1,296,576	1,053,126

Noninterest Expense
Salaries and employee benefits	804,470	682,948	1,481,422	1,318,804
Occupancy and equipment	118,602	111,744	217,324	201,921
Directors compensation	38,500	62,500	120,500	135,000
Data processing	135,468	140,667	274,203	267,935
Professional fees	65,674	48,292	132,846	102,047
Franchise tax	37,150	35,250	74,650	69,246
Deposit insurance premiums	12,036	21,308	14,066	46,075
Advertising	19,754	67,798	46,055	102,052
Software Licenses	19,820	18,939	39,510	36,675
Loan costs	92,438	66,490	145,356	128,617
Net losses (gains) on sales of foreclosed assets	(873)	-	(873)	637
Other	139,006	142,877	282,376	285,712
Total noninterest expense	1,482,045	1,398,813	2,827,435	2,694,721

Income Before Income Tax	332,375	204,322	565,270	248,120

Provision for Income Taxes	109,226	64,407	183,676	71,971

Net Income	$223,149	$139,915	$381,594	$176,149

Earnings per common share - basic	0.13	0.08	0.23	0.11
Earnings per common share - diluted	0.13	0.08	0.23	0.11
Weighted-average shares outstanding - basic	1,673,070	1,657,469	1,666,954	1,656,908
Weighted-average shares outstanding - diluted	1,673,070	1,657,469	1,666,954	1,656,908

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net Income	$223,149	$139,915	$381,594	$176,149

Other Comprehensive Income:
Net unrealized gains (losses) on available-for-sale securities	1,319	13,211	(3,111)	15,781
Tax (expense) benefit	(448)	(4,492)	1,059	(5,366)
Changes in directors' retirement plan prior service costs	3,536	10,971	7,071	21,942
Tax expense	(1,202)	(3,730)	(2,403)	(7,461)
Other comprehensive income	3,205	15,960	2,616	24,896

Comprehensive Income	$226,354	$155,875	$384,210	$201,045

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)

Operating Activities
Net income	$381,594	$176,149
Items not requiring (providing) cash:
Depreciation and amortization	68,407	68,526
Provision for loan losses	10,000	-
Amortization of premiums and discounts on securities	12,199	13,045
Amortization of deferred prepayment penalty on Federal
Home Loan Bank advances	22,866	22,866
Change in deferred income taxes	69,264	(44,692)
Gain on sale of loans	(851,021)	(746,444)
Proceeds from the sale of loans held for sale	29,363,078	24,209,302
Origination of loans held for sale	(30,648,590)	(23,960,513)
Net loss on sale of foreclosed assets	(873)	637
Income from Bank Owned Life insurance	(40,671)	(43,087)
Stock based compensation	7,990	-
ESOP shares earned	21,904	20,095
Changes in:
Interest receivable	(36,049)	(25,046)
Mortgage servicing rights	(186,184)	(32,368)
Federal Home Loan Bank lender risk account receivable	27,260	(40,142)
Other assets	(196,128)	(49,021)
Interest payable	7,528	3,152
Other liabilities	(19,787)	(292,573)
Net cash used in operating activities	(1,987,213)	(720,114)

Investing Activities
Proceeds from maturities of available-for-sale securities	329,447	426,169
Purchase of Federal Home Loan Bank stock	(113,100)	(19,900)
Net change in loans	(5,836,212)	(8,131,734)
Purchase of premises and equipment	(27,071)	(4,745)
Proceeds from sales of foreclosed assets	38,823	29,029
Net cash used in investing activities	(5,608,113)	(7,701,181)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2017 and 2016 (Unaudited)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)

Financing Activities
Net increase in deposits	1,184,985	1,416,820
Proceeds from Federal Home Loan Bank advances	67,350,000	65,520,000
Repayment of Federal Home Loan Bank advances	(62,200,000)	(56,070,000)
Net decrease in advances from borrowers for taxes and insurance	(677,492)	(655,377)
Net cash provided by financing activities	5,657,493	10,211,443

(Decrease) Increase in Cash and Cash Equivalents	(1,937,833)	1,790,148
Cash and Cash Equivalents, Beginning of Period	11,128,155	8,304,539
Cash and Cash Equivalents, End of Period	$9,190,322	$10,094,687

Supplemental Cash Flows Information
Interest paid	$660,127	$706,807
Income taxes paid	94,717	265,000
Real estate acquired in settlement of loans	37,950	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operations and Summary of Significant Account Policies

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

Principles of Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2017 and December 31, 2016 and for the six months ended June 30, 2017 and 2016 include the accounts of Cincinnati Bancorp and the Bank. All significant intercompany items have been eliminated.

Interim Financial Statements

The interim financial statements as of June 30, 2017, and for the three months and six months ended June 30, 2017 and 2016 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three months and six months ended June 30, 2017, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2017, or any other period.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

For debt securities with fair value below amortized cost when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-Sale Securities:

June 30, 2017 (Unaudited):
Mortgage-backed securities of government sponsored entities	$1,418,233	$16,209	$-	$1,434,442

December 31, 2016:
Mortgage-backed securities of government sponsored entities	$1,759,879	$19,320	$-	$1,779,199

The Company had no sales of investment securities during the three and six month periods ended June 30, 2017 and 2016. The Company had not pledged any of its investment securities as of June 30, 2017 or December 31, 2016.

The amortized cost and fair value of available-for-sale securities at June 30, 2017 and December 31, 2016, by contractual maturity, if applicable, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties, as is the case with mortgage-backed securities included in the following table.

	June 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Unaudited)

Mortgage-backed securities of government sponsored entities	$1,418,233	$1,434,442	$1,759,879	$1,779,199

There were no investments in debt securities reported in the financial statements at an amount less than their historical cost as of June 30, 2017 or December 31, 2016.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at June 30, 2017 and December 31, 2016 include:

	June 30,	December 31,
	2017	2016
	(Unaudited)

One to four family mortgage loans -owner occupied	$72,523,409	$69,651,176
One to four family - investment	11,016,921	11,818,901
Multi-family mortgage loans	21,303,014	21,350,885
Nonresidential mortgage loans	16,194,813	13,654,705
Construction and land loans	5,278,469	3,886,915
Real estate secured lines of credit	12,856,487	12,595,769
Commercial loans	633,360	512,559
Other consumer loans	12,511	16,875
Total loans	139,818,984	133,487,785

Less:
Net deferred loan costs	(444,386)	(427,936)
Undisbursed portion of loans	2,035,362	1,485,975
Allowance for loan losses	1,336,264	1,326,264

Net loans	$136,891,744	$131,103,482

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2017 and 2016 and year ended December 31, 2016:

	Six Months Ended June 30, 2017 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264
Provision (credit) charged to expense	(26,452)	74,845	31,663	(23,353)	12,978	(60,516)	944	(109)	10,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$386,742	$204,473	$206,958	$144,078	$77,275	$303,675	$12,860	$203	$1,336,264

Ending balance: Individually evaluated for impairment	$-	$47,101	$9,055	$-	$-	$-	$-	$-	$56,156

Ending balance: Collectively evaluated for impairment	$386,742	$157,372	$197,903	$144,078	$77,275	$303,675	$12,860	$203	$1,280,108
Loans:
Ending balance	$72,523,409	$11,016,921	$21,303,014	$16,194,813	$5,278,469	$12,856,487	$633,360	$12,511	$139,818,984

Ending balance: Individually evaluated for impairment	$685,991	$1,233,766	$646,810	$186,787	$-	$32,802	$-	$-	$2,786,156

Ending balance: Collectively evaluated for impairment	$71,837,418	$9,783,155	$20,656,204	$16,008,026	$5,278,469	$12,823,685	$633,360	$12,511	$137,032,828

	Three Months Ended June 30, 2017 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$458,992	$142,906	$199,042	$139,216	$60,309	$314,888	$10,675	$236	$1,326,264
Provision (credit) charged to expense	(72,250)	61,567	7,916	4,862	16,966	(11,213)	2,185	(33)	10,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$386,742	$204,473	$206,958	$144,078	$77,275	$303,675	$12,860	$203	$1,336,264

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2016 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968
Provision (credit) charged to expense	(13,484)	(21,628)	14,726	5,113	(3,140)	15,046	3,414	(47)	-
Losses charged off	(19,704)	-	-	-	-	-	-	-	(19,704)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$349,408	$311,999	$126,602	$200,923	$40,400	$305,859	$11,804	$269	$1,347,264

	Three Months Ended June 30, 2016 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$362,892	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,347,264
Provision (credit) charged to expense	(13,484)	(21,628)	14,726	5,113	(3,140)	15,046	3,414	(47)	-
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$349,408	$311,999	$126,602	$200,923	$40,400	$305,859	$11,804	$269	$1,347,264

	Year Ended June 30, 2016 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968
Provision (credit) charged to expense	50,302	(203,999)	63,419	(128,379)	20,757	73,378	3,526	(4)	(121,000)
Losses charged off	(19,704)	-	-	-	-	-	-	-	(19,704)
Recoveries	-	-	-	100,000	-	-	-	-	100,000
Balance, end of year	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264

Ending balance: Individually evaluated for impairment	$-	$47,101	$9,055	$-	$-	$-	$-	$-	$56,156

Ending balance: Collectively evaluated for impairment	$413,194	$82,527	$166,240	$167,431	$64,297	$364,191	$11,916	$312	$1,270,108
Loans:
Ending balance	$69,651,176	$11,818,901	$21,350,885	$13,654,705	$3,886,915	$12,595,769	$512,559	$16,875	$133,487,785

Ending balance: Individually evaluated for impairment	$661,329	$1,254,994	$651,629	$193,553	$-	$35,000	$-	$-	$2,796,505

Ending balance: Collectively evaluated for impairment	$68,989,847	$10,563,907	$20,699,256	$13,461,152	$3,886,915	$12,560,769	$512,559	$16,875	$130,691,280

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	(Unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$72,357,969	$9,236,112	$20,656,204	$15,353,804	$5,278,469	$12,153,998	$633,360	$12,511	$135,682,427
Special mention	-	397,266	-	654,222	-	495,141	-	-	1,546,629
Substandard	165,440	1,383,543	646,810	186,787	-	207,348	-	-	2,589,928
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$72,523,409	$11,016,921	$21,303,014	$16,194,813	$5,278,469	$12,856,487	$633,360	$12,511	$139,818,984

	December 31, 2016
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$69,445,763	$9,432,892	$20,820,522	$12,661,827	$3,886,915	$11,836,642	$512,559	$16,875	$128,613,995
Special mention	-	740,564	-	678,059	-	548,343	-	-	1,966,966
Substandard	205,413	1,645,445	530,363	314,819	-	210,784	-	-	2,906,824
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$69,651,176	$11,818,901	$21,350,885	$13,654,705	$3,886,915	$12,595,769	$512,559	$16,875	$133,487,785

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three or six months ended June 30, 2017.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	(Unaudied)
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
One to Four-family mortgage loans	$84,925	$14,264	$-	$99,189	$72,424,220	$72,523,409	$-
One to Four Family - Investment	-	-	8,755	8,755	11,008,166	11,016,921	-
Multi-family mortgage loans	-	-	-	-	21,303,014	21,303,014	-
Nonresidential mortgage loans	-	-	-	-	16,194,813	16,194,813	-
Construction & Land Loans	-	-	-	-	5,278,469	5,278,469	-
Real estate secured lines of credit	-	9,661	-	9,661	12,846,826	12,856,487	-
Commercial Loans	-	-	-	-	633,360	633,360	-
Other consumer loans	-	-	-	-	12,511	12,511	-

Total	$84,925	$23,925	$8,755	$117,605	$139,701,379	$139,818,984	$-

	December 31, 2016
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
One to Four-family mortgage loans	$85,844	$10,416	$37,950	$134,210	$69,516,966	$69,651,176	$-
One to Four Family - Investment	-	-	10,425	10,425	11,808,476	11,818,901	-
Multi-family mortgage loans	-	-	-	-	21,350,885	21,350,885	-
Nonresidential mortgage loans	-	-	-	-	13,654,705	13,654,705	-
Construction & Land Loans	-	-	-	-	3,886,915	3,886,915	-
Real estate secured lines of credit	80,000	-	9,861	89,861	12,505,908	12,595,769	-
Commercial Loans	-	-	-	-	512,559	512,559	-
Other consumer loans	4,072	-	-	4,072	12,803	16,875	-

Total	$169,916	$10,416	$58,236	$238,568	$133,249,217	$133,487,785	$-

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310, Receivables), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan. Impaired loans include nonperforming commercial loans and also include loans modified in troubled debt restructurings (“TDRs”).

The following tables present impaired loans at June 30, 2017, June 30, 2016 and December 31, 2016:

					For the Three Months Ended		For the Six Months Ended
	As of June 30, 2017				June 30, 2017		June 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
					(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$685,991	$685,991	$-		$689,151	6,979	$689,151	$15,288
One to Four family - Investment	578,694	578,694	-		581,625	8,071	585,670	16,290
Multi-family mortgage loans	526,600	526,600	-		527,622	12,218	528,600	19,552
Nonresidential mortgage loans	186,787	186,787	-		188,492	3,163	190,212	6,218
Construction & Land loans	-	-	-		-	-	-	-
Real estate secured lines of credit	32,802	32,802	-		33,358	430	33,894	855
Commercial Loans	-	-	-		-	-	-	-
Other consumer loans	-	-	-		-	-	-	-
Loans with a specific valuation allowance						-
One- to four-family mortgage loans	-	-	-		-	-	-	-
One to Four family - Investment	655,072	607,971	47,101		657,242	8,333	659,714	15,960
Multi-family mortgage loans	120,210	111,155	9,055		120,465	2,004	120,759	3,619
Nonresidential mortgage loans	-	-	-		-	-	-	-
Construction & Land loans	-	-	-		-	-	-	-
Real estate secured lines of credit	-	-	-		-	-	-	-
Commercial Loans	-	-	-		-	-	-	-
Other consumer loans	-	-	-		-	-	-	-

	$2,786,156	$2,730,000	$56,156	#	$2,797,955	$41,198	$2,808,000	$77,782

					For the Three Months Ended		For the Six Months Ended
	As of June 30, 2016				June 30, 2016		June 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
					(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$667,620	$667,620	$-		$668,079	1,241	$668,725	$5,586
One to Four family - Investment	602,218	602,218	-		605,629	5,930	610,909	19,361
Multi-family mortgage loans	534,098	534,098	-		534,701	9,905	535,998	17,627
Nonresidential mortgage loans	199,542	199,542	-		200,935	3,173	202,874	6,382
Construction & Land loans	-	-	-		-	-	-	-
Real estate secured lines of credit	39,000	39,000	-		39,891	507	40,653	1,022
Commercial Loans	-	-	-		-	-	-	-
Other consumer loans	-	-	-		-	-	-	-
Loans with a specific valuation allowance						-
One- to four-family mortgage loans	-	-	-		-	-	-	-
One to Four family - Investment	674,913	627,812	47,101		677,003	8,891	680,042	18,165
Multi-family mortgage loans	234,794	219,061	15,733		235,353	4,184	236,337	8,727
Nonresidential mortgage loans	-	-	-		-	-	-	-
Construction & Land loans	-	-	-		-	-	-	-
Real estate secured lines of credit	-	-	-		-	-	-	-
Commercial Loans	-	-	-		-	-	-	-
Other consumer loans	-	-	-		-	-	-	-

	$2,952,185	$2,889,351	$62,834	#	$2,961,591	$33,831	$2,975,538	$76,870

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$661,329	$661,329	$-	$490,944	$20,265
One to Four family - Investment	590,649	590,649	-	601,128	31,977
Multi-family mortgage loans	530,364	530,363	-	533,691	40,083
Nonresidential mortgage loans	193,553	193,553	-	199,035	12,570
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	35,000	35,000	-	38,647	1,972
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	664,345	617,244	47,101	673,934	36,525
Multi-family mortgage loans	121,265	112,210	9,055	122,577	9,183
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,796,505	$2,740,348	$56,156	$2,659,956	$152,575

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis. The following table presents the nonaccrual loans at June 30, 2017 and December 31, 2016. This table excludes performing TDRs.

	June 30,	December 31,
	2017	2016
	(Unaudited)

One- to four-family mortgage loans	$-	$37,950
One to four family - Investment	8,755	10,425
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Land loans	-	-
Real estate secured lines of credit	-	9,861
Commercial Loans	-	-
Other consumer loans	-	-

Total	$8,755	$58,236

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2017, the Company had no loans that were modified in TDRs and impaired.

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

There were no newly classified TDRs during the three and six months ended June 30, 2017 or June 30, 2016. The TDRs described above did not increase the allowance for loan losses or result in any charge-offs during the periods ended June 30, 2017, June 30, 2016 and December 31, 2016.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no TDRs modified during the six months ended June 30, 2017 that subsequently defaulted. There was one TDR modified during the year ended December 31, 2016 that was not performing under the modified terms. The net balance of the TDR was $14,300.

As of June 30, 2017, borrowers with loans designated as TDRs totaling $983,000 of residential real estate loans and $647,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of June 30, 2017, the Company had no TDRs that did not meet the criteria for placement back on accrual status.

There were no foreclosed real estate properties at June 30, 2017 or December 31, 2016. There was one consumer mortgage loan in process of foreclosure at June 30, 2017 with a loan balance of $9,000.

NOTE 4:	Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“the ESOP”) are shown as a reduction in stockholder’s equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three and six month periods ended June 30, 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(Unaudited)
Net Income	$223,149	$139,915	$381,594	$176,149
Less allocation of earnings to participating securities	1,492	-	1,276	-
Net income allocated to common shareholders	221,657	139,915	380,318	176,149

Shares outstanding for basic earnings per share:

Weighted Average shares outstanding:	1,730,359	1,719,250	1,724,804	1,719,250
Less: Average Unearned ESOP shares:	57,289	61,781	57,850	62,342
	1,673,070	1,657,469	1,666,954	1,656,908

Basic earnings per common share:	$0.13	$0.08	$0.23	$0.11

Effect of dilutive securities:
Stock Options	-	-	-	-
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,673,070	1,657,469	1,666,954	1,656,908
Diluted earnings per share:	$0.13	$0.08	$0.23	$0.11

The Company had no dilutive or potentially dilutive securities at June 30, 2016.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of June 30, 2017 and December 31, 2016, the Company met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 1.25% at June 30, 2017 and 0.625% at December 31, 2016.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2017 (Unaudited)

Total risk-based capital (to risk-weighted assets)	$20,127	17.0%	$9,484	8.0%	$11,850	10.0%

Tier I capital (to risk-weighted assets)	18,791	15.9%	7,110	6.0%	9,484	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,791	15.9%	5,333	4.5%	7,703	6.5%

Tier I capital (to adjusted total assets)	18,791	12.0%	6,247	4.0%	7,809	5.0%

As of December 31, 2016

Total risk-based capital (to risk-weighted assets)	$19,657	18.1%	$8,682	8.0%	$10,853	10.0%

Tier I capital (to risk-weighted assets)	18,331	16.9%	6,512	6.0%	8,682	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,331	16.9%	4,884	4.5%	7,054	6.5%

Tier I capital (to adjusted total assets)	18,331	11.9%	6,164	4.0%	7,705	5.0%

NOTE 6:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2017 (Unaudited)
Mortgage-backed securities of government sponsored entities	$1,434,442	$-	$1,434,442	$-
Mortgage servicing rights	916,348	-	-	916,348

December 31, 2016
Mortgage-backed securities of government sponsored entities	$1,779,199	$-	$1,779,199	$-
Mortgage servicing rights	730,164	-	-	730,164

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(Unaudited)

Fair value as of the beginning of the period	$848,754	$629,315	$730,164	$630,316
Recognition of mortgage servicing rights on the sale of loans	81,580	71,786	121,033	101,615
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(13,986)	(38,417)	65,151	(69,247)

Fair value at the end of the period	$916,348	$662,684	$916,348	$662,684

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2017 and December 31, 2016.

Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2017 (Unaudited)

Foreclosed assets	$-	$-	$-	$-

December 31, 2016

Collateral-dependent impaired loans	$37,950	$-	$-	$37,950

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2017 and December 31, 2016:

	Fair Value at June 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(Unaudited)
Mortgage servicing rights	$916,348	Discounted cash flow	Discount rate PSA prepayment speeds	10% 115%-277%

Foreclosed assets	$-	Market comparable properties	Marketability discount	10%-15% (12%)

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Impaired loans (collateral dependent)	$37,950	Market comparable properties	Marketability discount	10%-15% (12%)
Mortgage servicing rights	$730,164	Discounted cash flow	Discount rate PSA prepayment speeds	10% 167%-407%

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2017 and December 31, 2016, the fair value of commitments was not material.

The following table presents estimated fair values of the Company’s financial instruments not previously presented at June 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2017 (unaudited)
Financial Assets:
Cash and cash equivalents	$9,190,322	$9,190,322	$-	$-
Loans held for sale	3,451,270	-	3,476,962	-
Loans, net of allowance for loan losses	136,891,744	-	-	140,863,000
Federal Home Loan Bank stock	1,021,100	1,021,100	-	-
Interest receivable	419,287	-	419,287	-
Federal Home Loan Bank lender risk account receivable	1,678,353	-	-	1,742,365

Financial Liabilities:
Deposits	109,276,611	45,299,990	64,158,149	-
Federal Home Loan Bank advances	30,732,236	-	30,795,272	-
Advances from borrowers for taxes and insurance	744,407	-	744,407	-
Interest payable	31,760	-	31,760	-

December 31, 2016
Financial Assets:
Cash and cash equivalents	$11,128,155	$11,128,155	$-	$-
Loans held for sale	1,314,737	-	1,387,954	-
Loans, net of allowance for loan losses	131,103,482	-	-	133,341,700
Federal Home Loan Bank stock	908,000	908,000	-	-
Interest receivable	383,238	-	383,238	-
Federal Home Loan Bank lender risk account receivable	1,705,613	-	-	1,729,430

Financial Liabilities:
Deposits	108,091,626	37,090,482	65,707,476	-
Federal Home Loan Bank advances	25,559,370	-	25,648,512	-
Advances from borrowers for taxes and insurance	1,421,899	-	1,421,899	-
Interest payable	24,232	-	24,232	-

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7:	Commitments and Credit Risk

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

The dollar amount of commitments to fund fixed rate loans at June 30, 2017 and December 31, 2016 follows:

	June 30,		December 31,
	2017		2016
	(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$7,520,704	3.25% - 5.375%	$1,718,522	3.75% - 4.875%

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loan commitments outstanding at June 30, 2017 and December 31, 2016 were composed of the following:

	June 30,	December 31,
	2017	2016
	(Unaudited)

Commitments to originate loans	$9,036,454	$5,743,092
Forward sale commitments	10,978,876	3,275,626
Lines of credit	12,156,933	9,876,931

NOTE 8:	Accumulated Other Comprehensive Loss

The components of other comprehensive loss by component, net of tax, included in stockholders’ equity at June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
	(Unaudited)

Net unrealized gain on available for sale securities	$10,698	$12,751

Directors' Retirement Plan	(317,333)	(324,404)

Tax benefit	107,981	110,385

Net of tax amount	$(198,654)	$(201,268)

NOTE 9:	Equity Incentive Plan

In May 2017, the Company’s stockholders approved the Cincinnati Bancorp 2017 Equity Incentive Plan (the “2017 Plan”). The 2017 Plan authorizes the issuance or delivery to participants of up to 117,940 shares of the Company’s common stock pursuant to the grants of restricted stock awards, restricted stock unit awards, incentive stock options, and non-qualified stock options. Of this number, the maximum number of shares of Company common stock that may be issued under the 2017 Plan pursuant to the exercise of stock options is 84,243 shares and the maximum number of shares of Company common stock that may be issued as restricted stock awards or restricted stock units is 33,697 shares. Stock options awarded to employees may be incentive stock options or non-qualified stock options. Shares subject to award under the 2017 Plan may be authorized but unissued shares or treasury shares. The 2017 Plan contains annual and lifetime limits on certain types of awards to individual participants.

Awards may vest or become exercisable only upon the achievement of performance measures or based solely on the passage of time after award. Stock options and restricted stock awards provide for accelerated vesting if there is a change in control (as defined in the 2017 Plan).

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

In June 2017, the Company granted stock options for 79,187 shares to members of the Board of Directors and certain members of management. Options granted in June 2017 have an exercise price of $9.55, as determined on the grant date and expire ten years from the grant date.

The fair value was calculated for stock options granted in June 2017 using the following assumptions: expected volatility of 11.45%, a risk-free interest rate of 2.31%, and an expected term of ten years.

The weighted-average grant-date fair value of options granted during the year 2017 was $2.45 per share. The weighted-average grant date fair value of shares granted during 2017 was $9.55.

No options granted under the 2017 Plan were exercisable at June 30, 2017.

In June 2017, the Company awarded 33,697 restricted shares to members of the Board of Directors and certain members of management. The restricted stock awards have a five year vesting period. Shares of restricted stock granted to employees under the 2017 Plan are subject to vesting based on continuous employment for a specified time period following the date of grant. During the restricted period, the holder is entitled to full voting rights and dividends.

Total compensation cost recognized in the income statement for share-based payment arrangements during the three and six months ended June 30, 2017 was $7,990.

As of June 30, 2017, there was $507,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 5 years.

NOTE 10:	Recent Accounting Pronouncements

FASB ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) – Scope Modification Accounting

In May 2017 the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting. The amendments in this update provide guidance about which the terms or conditions of share-based payment award require an entity to apply modifications accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2017. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

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

FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company has begun collecting and retaining historical loan and credit data. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Note 3.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. At this time the Company cannot quantify the change in the fair value of such disclosures since the Company is currently evaluating the full impact of the Update and is in the planning stages of developing appropriate procedures and processes to comply with the disclosure requirements of such amendments. The current accounting policies and procedures will be modified after the Company has fully evaluated the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 6.

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited financial statements and notes thereto at and for the year ended December 31, 2016, appearing in Cincinnati Bancorp’s Form 10-K for the year ended December 31, 2016.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values), or in the secondary mortgage markets;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to successfully implement our business plan and to grow our franchise to improve profitability;

•	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Cincinnati Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2016.

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total Assets. Total assets were $161.1 million at June 30, 2017, an increase of $6.1 million, or 4.0%, from the $155.0 million at December 31, 2016. The increase resulted primarily from increase in loans, net of allowances of $5.8 million, and loans held for sale of $2.1 million, offset in part by an decrease of $1.9 million in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $1.9 million, or 17.4%, to $9.2 million at June 30, 2017 from $11.1 million at December 31, 2016. This decrease was primarily the result of increased loan originations.

Net Loans. Net loans increased $5.8 million, or 4.4%, to $136.9 million at June 30, 2017 from $131.1 million at December 31, 2016. During the six months ended June 30, 2017, we originated $20.0 million of loans for portfolio, $8.5 million of which were one-to-four family residential real estate loans, $987,000 million were multi-family construction loans, $2.6 million were multifamily loans, $3.6 million were nonresidential loans, $2.7 million were home equity lines of credit, $1.4 million were residential construction and land loans. During the six months ended June 30, 2017, we sold $28.5 million of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. Subject to market conditions, management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

Our one-to-four owner-occupied loan portfolio increased $2.8 million or 4.1%. The nonresidential portfolio increased $2.5 million or 18.6% during the six months ended June 30, 2017. The one-to-four family – investment loan portfolio decreased $802,000, or 6.8%. The home equity lines of credit portfolio increased $261,000 or 2.1% to $12.9 million at June 30, 2017. Construction and land loans increased $1.4 million or 35.8% while the multifamily portfolio decreased $48,000, or 0.2%. We currently sell certain fixed-rate, 15 and 30-year term mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers.

Loans Held for Sale. Loans held for sale increased $2.1 million, or 162.5%, to $3.5 million at June 30, 2017 from $1.3 million at December 31, 2016. The increase reflects higher secondary market activity as the Bank received Direct Endorsement authority from the FHA and favorable market conditions.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $345,000, or 19.4%, to $1.4 million at June 30, 2017 from $1.8 million at December 31, 2016. There were no securities purchases during the six months ended June 30, 2017. There were $329,000 in maturities, the remaining difference was due to the change in market values within the portfolio during the six months ended June 30, 2017.

Deposits. Deposits increased $1.2 million, or 1.1%, to $109.3 million at June 30, 2017 from $108.1 million at December 31, 2016. Core deposits, defined as demand, NOW and savings accounts, increased $2.6 million, or 6.2%, to $45.3 million at June 30, 2017 from $42.7 million at December 31, 2016. The increase was primarily the result of marketing efforts directed at increasing demand deposit accounts and savings accounts. Time deposits decreased $1.5 million, or 2.2%, to $63.9 million at June 30, 2017 from $65.4 million at December 31, 2016. Certificates originated through the National CD Rateline service declined $2.7 million to $16.1 million at June 30, 2017. During the six months ended June 30, 2017, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank Advances increased $5.2 million, or 20.2%, to $30.7 million at June 30, 2017. The increase was primarily due to the increase in net loan growth.

Stockholders’ Equity. Stockholders’ equity increased $392,000, or 2.1%, to $18.8 million at June 30, 2017 from $18.4 million at December 31, 2016. The increase was primarily due to net income for the period of $382,000.

Comparison of Operating Results for the Three Months Ended June 30, 2017 and June 30, 2016

General. Net income for the quarter ended June 30, 2017 was $223,000, compared to net income of $140,000 for the quarter ended June 30, 2016, an increase of $83,000, or 59.5%. The increase was primarily due to an $88,000 increase in noninterest income and a $133,000 increase in net interest income, partially offset by an increase in noninterest expense of $83,000, an increase in the provision for loan losses of $10,000, and an increase in the provision for income taxes of $45,000.

Interest Income. Interest income increased $97,000, or 7.4%, to $1.4 million for the quarter ended June 30, 2017 compared to the comparable quarter in 2016. Interest income on loans increased $92,000, or 7.1%, to $1.4 million as of June 30, 2017. The average balance of loans during the three months ended June 30, 2017 increased $8.3 million to $136.6 million, compared to $128.3 million for the three months ended June 30, 2016. The average yield on loans increased 2 basis point to 4.07% for the three months ended June 30, 2017 from 4.05% for the three months ended June 30, 2016. Interest income on securities available-for-sale decreased $1,000 due to a $635,000 decrease in the balance of the average securities portfolio during the quarter ended June 30, 2017, partially offset by a 13 basis point increase in average yield on the securities portfolio. Interest income on other investments increased $6,000 for the three months ended June 30, 2017 due to an increase in short term interest rates.

Interest Expense. Total interest expense decreased $37,000, or 9.8%, to $341,000 for the quarter ended June 30, 2017 from $378,000 for the quarter ended June 30, 2016. Interest expense on deposit accounts decreased $62,000, or 20.0%, to $247,000 for the quarter ended June 30, 2017 from $309,000 for the quarter ended June 30, 2016. The decrease between comparable quarters in 2017 from 2016 was primarily due to a $47,000 decrease in interest expense on interest bearing demand accounts, reflecting the termination of the bonus incentives offered on new checking accounts during the three months ended June 30, 2016. The bonus promotion program ended at the end of June 2016. The average balances in demand interest bearing and non-interest bearing accounts during the three months ended June 30, 2017 increased $2.4 million to $19.9 million compared to $17.5 million for the three months ended June 30, 2016. Interest expense on certificates of deposit decreased $15,000 as a result of a $3.2 million, or 4.71%, decrease in the average balance of these certificates. The average cost of certificates decreased 2 basis points to 1.41%. Savings interest expense remained unchanged at $5,000 during the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016.

Interest expense on FHLB advances increased $25,000, or 36.2%, to $94,000 for the quarter ended June 30, 2017 from $69,000 for the quarter ended June 30, 2016. The average balance of advances increased $5.1 million, or 23.4%, for the quarter ended June 30, 2017. The average cost of FHLB borrowings increased 13 basis points. The increase in the cost of advances results from increases in short term interest rates.

Net Interest Income. Net interest income increased $133,000, or 14.2%, to $1.1 million for the quarter ended June 30, 2017. Average interest-earning assets increased $6.9 million primarily due to a $8.3 million increase in average outstanding loans for the quarter ended June 30, 2017. Interest on other interest earning assets increased $6,000 primarily due to an increase in average yields of 52 basis points due to the increase in the dividend rate on FHLB stock and increase in interest rates on balances held at other depository banks. Average interest-bearing liabilities increased $6.5 million from the same quarter in 2016 due to the funding needed for the increase in lending. The interest rate spread increased 28 basis points to 2.82% for the quarter ended June 30, 2017 compared to 2.54% at quarter ended June 30, 2016. The net interest margin increased 1 basis point to 2.98% for the first of 2017 from 2.97% for the quarter ended June 30, 2016.

Provision for Loan Losses. The provision for loan losses increased $10,000 for the quarter ended June 30, 2017. The provision was recorded based on managements’ evaluation of the quality of the loan portfolio and economic conditions. The growth in the loan portfolio during the three months ended June 30, 2017 indicated an upward qualitative adjustment.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable losses which were inherent in the loan portfolio at June 30, 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $88,000, or 13.2%, to $755,000 for the quarter ended June 30, 2017 from $667,000 for the comparable quarter in 2016. The gain on sale of loans increased $50,000, or 10.0%, to $555,000 for the quarter ended June 30, 2017 from $505,000 for the comparable quarter in 2016. Checking account fees including ATM/Debit card fees, service charges and overdraft fees increased $14,000 compared to the comparable quarter in 2016 due to the increase in average demand account balances of $2.4 million.

Non-Interest Expense. Non-interest expense increased $83,000, or 6.0%, to $1.5 million for the quarter ended June 30, 2017 compared to the comparable quarter in 2016. The increase was due primarily to a $122,000, or 17.8%, increase in salary and employee benefits to $805,000 in the first quarter of 2017 from $683,000 for the comparable quarter in 2016 caused by increased staffing demands, increased salaries and commissions paid to loan officers, and increased payroll expense. Data processing expense decreased $5,000, or 3.7%, to $135,000 during the quarter ended June 30, 2017 from $140,000 for the quarter ended June 30, 2016. Advertising expense decreased $48,000, or 70.9% from the termination of the checking promotional campaign in June 30, 2016 quarter. Loan cost expense increased $26,000 or 39.0% primarily due to increased lending volume. Deposit insurance premiums decreased $9,000 during the quarter ended June 30, 2017 due to a reduction in the FDIC insurance assessment rates.

Federal Income Taxes. Federal income taxes increased $45,000 due to an increase in pre-tax income of $128,000 for the quarter ended June 30, 2017 compared to pre-tax income for the quarter ended June 30, 2016.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are monthly average balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$136,644	$1,391	4.07%	$128,357	$1,299	4.05%
Securities	1,492	4	1.07	2,127	5	0.94
Other (1)	5,497	16	1.16	6,254	10	0.64
Total interest-earning assets	143,633	1,411	3.93	136,738	1,314	3.84
Non-interest-earning assets	14,235			13,428
Total assets	$157,868			$150,166

Interest-bearing liabilities:
Savings	$24,747	$5	0.08	$22,293	$5	0.09
Interest-bearing demand	6,558	14	0.85	3,826	61	6.38
Certificates of deposit	64,872	228	1.41	68,076	243	1.43
Total deposits	96,177	247	1.03	94,865	309	1.30
Borrowings	27,049	94	1.39	21,912	69	1.26
Total interest-bearing liabilities	123,226	341	1.11	116,737	378	1.30
Non-interest-bearing Demand	13,323			13,701
Other non-interest-bearing liabilities	2,887			2,334
Total non- interest-bearing liabilities	16,210			16,035
Total equity	18,432			17,394
Total liabilities and total equity	$157,868			$150,166
Net interest income		$1,070			$936
Net interest rate spread (2)			2.82%			2.54%
Net interest-earning assets (3)	$20,407			$20,001
Net interest margin (4)			2.98%			2.97%
Average interest-earning assets to interest-bearing liabilities			116.56%			117.13%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Comparison of Operating Results for the Six Months Ended June 30, 2017 and June 30, 2016

General. Net income for the six months ended June 30, 2017 was $382,000, compared to net income of $176,000 for the six months ended June 30, 2016, an increase of $205,000, or 116.6%. The increase was primarily due to a $243,000 increase in noninterest income and a $216,000 increase in net interest income, partially offset by an increase in noninterest expense of $133,000 and an increase in the provision of for income taxes of $112,000.

Interest Income. Interest income increased $174,000, or 6.7%, to $2.8 million for the six months ended June 30, 2017 from the comparable six months in 2016. Interest income on loans increased $169,000, or 6.6%, to $2.7 million as of June 30, 2017. The average balance of loans during the six months ended June 30, 2017 increased $9.1 million to $135.0 million, compared to $125.9 million for the six months ended June 30, 2016. The average yield on loans decreased 2 basis point to 4.06% for the six months ended June 30, 2017 from 4.08% for the six months ended June 30, 2016. Interest income on securities available-for-sale decreased $5,000 due to a 29 basis point decrease in average yield on the securities portfolio and a $669,000 decrease in the balance of the average securities portfolio during the six months ended June 30, 2017. Interest income on other investments increased $11,000 for the six months ended June 30, 2017 primarily due to an increase in average yields of 58 basis points compared to the six months ended June 30, 2016.

Interest Expense. Total interest expense decreased $42,000, or 6.0%, to $668,000 for the six months ended June 30, 2017 from $710,000 for the six months ended June 30, 2016. Interest expense on deposit accounts decreased $87,000, or 15.1%, to $489,000 for the six months ended June 30, 2017 from $576,000 for the six months ended June 30, 2016. The decrease between comparable six months in 2017 from 2016 was primarily due to a $26,000 decrease in interest expense on certificates of deposit resulting from a $2.9 million, or 4.2%, decrease in the average balance of these certificates. The average cost of certificates decreased 2 basis points to 1.39%. Interest expense on interest-bearing demand accounts decreased $61,000 from the comparable six months in 2016. The decrease in interest expense reflects the termination of the bonus incentives offered on new checking accounts during the six months ended June 30, 2016. The bonus promotion program ended at the end of June 2016. The average balances in demand interest bearing and non-interest bearing accounts during the six months ended June 30, 2017 increased $2.8 million to $19.1 million compared to $16.3 million for the six months ended June 30, 2016. Savings interest expense remained unchanged at $10,000 during the six months ended June 30, 2017 compared to June 30, 2016.

Interest expense on FHLB advances increased $45,000, or 33.6%, to $179,000 for the six months ended June 30, 2017 from $134,000 for the six months ended June 30, 2016. The average balance of advances increased $5.5 million, or 26.5%, for the six months ended June 30, 2017. The average cost of FHLB borrowing increased 7 basis points.

Net Interest Income. Net interest income increased $216,000, or 11.4%, to $2.1 million for the six months ended June 30, 2017. Average interest-earning assets increased $7.2 million primarily due to a $9.1 million increase in average outstanding loans for the six months ended June 30, 2017. Interest on other interest earning assets increased $11,000 primarily due to an increase in average yields of 58 basis points due to the increase in the dividend rate on FHLB stock and increase in interest rates on balances held at other depository banks. Average interest-bearing liabilities increased $6.8 million from the same six months in 2016 due to the funding needed for the increase in lending. The interest rate spread increased 19 basis points to 2.82% for the six months ended June 30, 2017 compared to 2.63% at six months ended June 30, 2016. The net interest margin increased 16 basis point to 2.97% for the first six months of 2017 from 2.81% for the six months ended June 30, 2016.

Provision for Loan Losses. The provision for loan losses increased $10,000 for the six months ended June 30, 2017. The provision was recorded based on managements’ evaluation of the quality of the loan portfolio and economic conditions. The growth in the loan portfolio during the six months ended June 30, 2017 indicated an upward qualitative adjustment.

Non-Interest Income. Non-interest income increased $243,000, or 23.1%, to $1.3 million for the six months ended June 30, 2017 from $1.1 million for the comparable six months in 2016. The increase was primarily due to a $85,000 increase in fair market valuation of existing mortgage servicing rights in the six months ended June 30, 2017 for the comparable six months in 2016. The gain on sale of loans increased $105,000, or 14.0%, to $851,000 for the six months ended June 30, 2017 from $746,000 for the comparable six months in 2016. Servicing income on the sold loan portfolio increased $19,000 due to an increase in the total amount of loans serviced, primarily, for the FHLB – Cincinnati and Freddie Mac.

Non-Interest Expense. Non-interest expense increased $133,000, or 4.9%, to $2.8 million for the six months ended June 30, 2017. The increase was due primarily to a $163,000, or 12.3%, increase in salary and employee benefits to $1.5 million in the first six months of 2017 from $1.3 million for the comparable six months in 2016 caused by increased staffing demands, increased salaries and commissions paid to loan officers, and increased payroll expense. Data processing expense increased $6,000, or 2.3%, to $274,000 during the six months ended June 30, 2017 from $268,000 for the six months ended June 30, 2016. The increase was due to bank growth and additional products. Advertising expense decreased $56,000, or 54.9%. Loan cost expense increased $17,000 or 13.0% primarily due to increased loan originations. Deposit insurance premiums decreased $32,000 during the six months ended June 30, 2017 due to a reduction in the FDIC insurance assessment rates.

Federal Income Taxes. Federal income taxes increased $112,000 due to an increase in pre-tax income of $317,000 for the six months ended June 30, 2017 compared to pre-tax income for the six months ended June 30, 2016.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information at the dates and for the periods indicated. No tax-equivalent yield adjustments have been made. Any adjustments necessary to present yields on a tax-equivalent basis are insignificant. All average balances are monthly average balances. Management does not believe that the use of month-end balances instead of daily average balances has caused any material differences in the information presented. Non-accrual loans are included in the computation of average balances only. The yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or interest expense.

	For the Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$134,996	$2,739	4.06%	$125,914	$2,571	4.08%
Securities	1,581	4	0.51	2,250	9	0.80
Other (1)	5,118	31	1.21	6,348	20	0.63
Total interest-earning assets	141,695	2,774	3.92	134,512	2,600	3.86
Non-interest-earning assets	14,352			12,740
Total assets	$156,047			$147,252

Interest-bearing liabilities:
Savings	$24,402	$10	0.08	$22,442	$10	0.09
Interest-bearing demand	6,060	26	0.86	3,827	87	4.55
Certificates of deposit	65,125	453	1.39	67,981	479	1.41
Total deposits	95,587	489	1.02	94,250	576	1.22
Borrowings	26,277	179	1.36	20,776	134	1.29
Total interest-bearing liabilities	121,864	668	1.10	115,026	710	1.23
Non-interest-bearing Demand	13,056			12,470
Other non-interest-bearing liabilities	2,770			2,408
Total non- interest-bearing liabilities	15,826			14,878
Total equity	18,357			17,348
Total liabilities and total equity	$156,047			$147,252
Net interest income		$2,106			$1,890
Net interest rate spread (2)			2.82%			2.63%
Net interest-earning assets (3)	$19,831			$19,486
Net interest margin (4)			2.97%			2.81%
Average interest-earning assets to interest-bearing liabilities			116.27%			116.94%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At June 30, 2017, we had $30.7 million outstanding in advances from the FHLB. At June 30, 2017, we had collateral based capacity to borrow $43.1 million. The Bank had additional lines of credit with two commercial banks totaling $6.5 million. Additionally the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $2.0 million for the six months ended June 30, 2017, and $720,000 for the six months ended June 30, 2016. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $5.6 million for the six months ended June 30, 2017, and $7.7 million for six months ended June 30, 2016. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $5.7 million for the six months ended June 30, 2017, and $10.2 million for the six months ended June 30, 2016.

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

Cincinnati Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At June 30, 2017, Cincinnati Bancorp (on an unconsolidated, stand-alone basis) had liquid assets of $243,000.

At June 30, 2017, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $18.8 million, or 12.0% of adjusted total assets, which is above the well-capitalized required level of $7.8 million, or 5.0%; total risk-based capital of $20.1 million, or 17.0% of risk-weighted assets, which is above the well-capitalized required level of $11.9 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $18.8 million, or 15.9%, of risk weighted assets, which is above the well-capitalized required level of $7.7 million, or 6.5%. At December 31, 2016, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $18.3 million, or 11.9% of adjusted total assets, which is above the well-capitalized required level of $7.7 million, or 5.0%; and total risk-based capital of $19.7 million, or 18.1% of risk-weighted assets, which is above the well-capitalized required level of $10.9 million, or 10.0% of risk-weighted assets. Accordingly, Cincinnati Federal was categorized as well capitalized at June 30, 2017, and December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Bylaws (1)

10.1	Cincinnati Bancorp 2017 Equity Incentive Plan (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on March 11, 2015, as subsequently amended.

(2) Incorporated by reference to Appendix A to the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, filed on April 13, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: August 14, 2017	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: August 14, 2017	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

