Form 10-Q
period 2017-09-30
Cincinnati Bancorp
filed 2017-11-14
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

YES ☐     NO ☒

As of November 6, 2017, 1,752,947 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 945,587 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp

Condensed Consolidated Balance Sheets

September 30, 2017 (Unaudited) and December 31, 2016

	September 30,	December 31,
	2017	2016
	(Unaudited)

Assets
Cash and due from banks	$4,648,241	$6,298,796
Interest-bearing demand deposits in banks	5,842,027	4,829,359

Cash and cash equivalents	10,490,268	11,128,155

Available-for-sale securities	1,190,584	1,779,199
Loans held for sale	3,708,848	1,314,737
Loans, net of allowance for loan losses of $1,340,072 and $1,326,264, respectively	140,998,339	131,103,482
Premises and equipment, net	2,550,864	2,590,206
Federal Home Loan Bank stock	1,021,100	908,000
Interest receivable	340,765	383,238
Mortgage servicing rights	865,925	730,164
Federal Home Loan Bank lender risk account receivable	1,676,889	1,705,613
Bank Owned Life Insurance	3,234,032	3,172,651
Other assets	233,101	158,349

Total assets	$166,310,715	$154,973,794

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$23,094,090	$18,954,832
Savings	24,376,326	23,697,259
Certificates of Deposits	62,404,876	65,439,535
Total deposits	109,875,292	108,091,626

Federal Home Loan Bank advances	34,514,652	25,559,370
Advances from borrowers for taxes and insurance	1,229,167	1,421,899
Interest payable	36,406	24,232
Directors deferred compensation	435,455	419,922
Other liabilities	1,214,682	982,030

Total liabilities	147,305,654	136,499,079

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	115,379	82,242

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value	17,192	17,192
1,752,947 and 1,719,250 issued and outstanding at September 30, 2017 and December 31, 2016, respectively
Additional paid-in-capital	6,158,750	6,158,071
Unearned ESOP Shares	(550,409)	(584,107)
Retained earnings - substantially restricted	13,469,553	13,002,585
Accumulated other comprehensive loss	(205,404)	(201,268)

Total stockholders' equity	18,889,682	18,392,473

Total liabilities and stockholders' equity	$166,310,715	$154,973,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Income

Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Interest and Dividend Income
Loans, including fees	$1,460,841	$1,327,573	$4,200,102	$3,897,718
Securities	(1,235)	4,554	2,687	13,845
Dividends on Federal Home Loan Bank stock and other	20,883	9,998	51,484	30,236
Total interest and dividend income	1,480,489	1,342,125	4,254,273	3,941,799

Interest Expense
Deposits	254,295	252,053	743,414	828,431
Federal Home Loan Bank advances	117,132	81,468	295,668	215,049
Total interest expense	371,427	333,521	1,039,082	1,043,480

Net Interest Income	1,109,062	1,008,604	3,215,191	2,898,319

Provision (Credit) for Loan Losses	-	(21,000)	10,000	(21,000)

Net Interest Income After Provision (Credit) for Loan Losses	1,109,062	1,029,604	3,205,191	2,919,319

Noninterest Income
Gain on sales of loans	380,814	661,321	1,231,835	1,407,765
Mortgage servicing fees	56,345	41,045	151,593	116,900
Other	101,063	123,039	451,370	353,866
Total noninterest income	538,222	825,405	1,834,798	1,878,531

Noninterest Expense
Salaries and employee benefits	850,604	770,499	2,332,026	2,089,303
Occupancy and equipment	109,770	105,917	327,094	307,838
Directors compensation	38,500	62,500	159,000	197,500
Data processing	148,367	137,705	422,570	405,640
Professional fees	68,276	47,182	201,122	149,229
Franchise tax	37,243	35,249	111,893	104,495
Deposit insurance premiums	12,094	21,243	26,160	67,318
Advertising	21,816	30,743	67,871	132,795
Software Licenses	23,512	22,717	63,022	59,392
Loan costs	77,231	77,708	222,587	206,325
Net losses (gains) on sales of foreclosed assets	-	-	(873)	637
Other	139,777	114,005	422,153	399,717
Total noninterest expense	1,527,190	1,425,468	4,354,625	4,120,189

Income Before Income Tax	120,094	429,541	685,364	677,661

Provision for Income Taxes	34,719	142,822	218,395	214,793

Net Income	$85,375	$286,719	$466,969	$462,868

Earnings per common share - basic	0.05	0.17	0.28	0.28
Earnings per common share - diluted	0.05	0.17	0.28	0.28
Weighted-average shares outstanding - basic	1,669,823	1,658,592	1,664,948	1,657,469
Weighted-average shares outstanding - diluted	1,669,823	1,658,592	1,664,948	1,657,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)

Net Income	$85,375	$286,719	$466,969	$462,868

Other Comprehensive Income:
Net unrealized gains (losses) on available-for-sale securities	(13,764)	5,682	(16,875)	21,463
Tax (expense) benefit	4,679	(1,931)	5,738	(7,297)
Changes in directors' retirement plan prior service costs	3,536	10,971	10,607	32,913
Tax expense	(1,204)	(3,730)	(3,607)	(11,191)
Other comprehensive income (loss)	(6,753)	10,992	(4,137)	35,888

Comprehensive Income	$78,622	$297,711	$462,832	$498,756

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)

Operating Activities
Net income	$466,969	$462,868
Items not requiring (providing) cash:
Depreciation and amortization	102,323	103,454
Provision for loan losses	10,000	(21,000)
Amortization of premiums and discounts on securities	20,572	18,530
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	30,873	34,299
Change in deferred income taxes	48,334	(112,138)
Gain on sale of loans	(1,231,835)	(1,407,765)
Proceeds from the sale of loans held for sale	44,178,359	48,933,805
Origination of loans held for sale	(45,340,635)	(47,310,430)
Net (gain) loss on sale of foreclosed assets	(873)	637
Income from Bank Owned Life insurance	(61,381)	(65,511)
Stock based compensation	34,377	-
ESOP shares earned	33,137	30,167
Changes in:
Interest receivable	42,473	(28,634)
Mortgage servicing rights	(135,761)	(87,565)
Federal Home Loan Bank lender risk account receivable	28,724	(138,567)
Other assets	(74,752)	(82,080)
Interest payable	12,174	6,191
Other liabilities	212,589	(59,839)
Net cash (used) provided in operating activities	(1,624,333)	276,422

Investing Activities
Proceeds from maturities of available-for-sale securities	551,168	608,238
Purchase of Federal Home Loan Bank stock	(113,100)	(19,900)
Net change in loans	(9,942,807)	(10,641,583)
Purchase of premises and equipment	(62,981)	(28,746)
Proceeds from sales of foreclosed assets	38,823	29,029
Net cash used in investing activities	(9,528,897)	(10,052,962)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2017 and 2016 (Unaudited)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)

Financing Activities
Net increase in deposits	1,783,666	2,096,359
Proceeds from Federal Home Loan Bank advances	118,503,000	123,209,465
Repayment of Federal Home Loan Bank advances	(109,578,591)	(111,214,465)
Net decrease in advances from borrowers for taxes and insurance	(192,732)	(298,141)
Net cash provided by financing activities	10,515,343	13,793,218

(Decrease) Increase in Cash and Cash Equivalents	(637,887)	4,016,678
Cash and Cash Equivalents, Beginning of Period	11,128,155	8,304,539
Cash and Cash Equivalents, End of Period	$10,490,268	$12,321,217

Supplemental Cash Flows Information
Interest paid	$1,026,908	$1,037,289
Income taxes paid	134,717	308,000
Real estate acquired in settlement of loans	37,950	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operations and Summary of Significant Account Policies

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

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2017 and December 31, 2016 and for the nine months ended September 30, 2017 and 2016 include the accounts of Cincinnati Bancorp and the Bank. All significant intercompany items have been eliminated.

Interim Financial Statements

The interim financial statements as of September 30, 2017, and for the three months and nine months ended September 30, 2017 and 2016 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three months and nine months ended September 30, 2017, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2017, or any other period.

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-Sale Securities:

September 30, 2017 (Unaudited):
Mortgage-backed securities of government sponsored entities	$1,188,139	$7,334	$(4,889)	$1,190,584

December 31, 2016:
Mortgage-backed securities of government sponsored entities	$1,759,879	$19,320	$-	$1,779,199

The Company had no sales of investment securities during the three and nine month periods ended September 30, 2017 and 2016. The Company had not pledged any of its investment securities as of September 30, 2017 or December 31, 2016.

The amortized cost and fair value of available-for-sale securities at September 30, 2017 and December 31, 2016, by contractual maturity, if applicable, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties, as is the case with mortgage-backed securities included in the following table.

	September 30, 2017		December 31, 2016
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Unaudited)
Mortgage-backed securities of government sponsored entities	$1,188,139	$1,190,584	$1,759,879	$1,779,199

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at September 30, 2017 and December 31, 2016 was $642,613 and $0, respectively, which is approximately 54% and 0%, respectively, of the Company’s investment portfolio.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporary impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Unaudited)		(Unaudited)		(Unaudited)
September 30, 2017:
Mortgage-backed securities of government sponsored entities	$642,613	$(4,889)	$-	$-	$642,613	$(4,889)

December 31, 2016:
Mortgage-backed securities of government sponsored entities	$-	$-	$-	$-	$-	$-

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at September 30, 2017 and December 31, 2016 include:

	September 30,	December 31,
	2017	2016
	(Unaudited)

One to four family mortgage loans -owner occupied	$74,840,068	$69,651,176
One to four family - investment	10,885,963	11,818,901
Multi-family mortgage loans	21,627,647	21,350,885
Nonresidential mortgage loans	16,417,844	13,654,705
Construction and land loans	6,358,153	3,886,915
Real estate secured lines of credit	12,797,515	12,595,769
Commercial loans	545,891	512,559
Other consumer loans	466,471	16,875
Total loans	143,939,552	133,487,785

Less:
Net deferred loan costs	(465,483)	(427,936)
Undisbursed portion of loans	2,066,624	1,485,975
Allowance for loan losses	1,340,072	1,326,264

Net loans	$140,998,339	$131,103,482

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2017 and 2016 and year ended December 31, 2016:

	Nine Months Ended September 30, 2017 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264
Provision (credit) charged to expense	(56,837)	83,249	29,442	(25,365)	26,395	(54,932)	(962)	9,010	10,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	3,808	-	-	-	-	-	-	-	3,808
Balance, end of period	$360,165	$212,877	$204,737	$142,066	$90,692	$309,259	$10,954	$9,322	$1,340,072

Ending balance: Individually evaluated for impairment	$-	$42,396	$9,055	$-	$-	$-	$-	$-	$51,451

Ending balance: Collectively evaluated for impairment	$360,165	$170,481	$195,682	$142,066	$90,692	$309,259	$10,954	$9,322	$1,288,621
Loans:
Ending balance	$74,840,068	$10,885,963	$21,627,647	$16,417,844	$6,358,153	$12,797,515	$545,891	$466,471	$143,939,552

Ending balance: Individually evaluated for impairment	$765,822	$1,123,106	$644,613	$183,207	$-	$40,421	$-	$-	$2,757,169

Ending balance: Collectively evaluated for impairment	$74,074,246	$9,762,857	$20,983,034	$16,234,637	$6,358,153	$12,757,094	$545,891	$466,471	$141,182,383

	Three Months Ended September 30, 2017 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$386,742	$204,473	$206,958	$144,078	$77,275	$303,675	$12,860	$203	$1,336,264
Provision (credit) charged to expense	(30,385)	8,404	(2,221)	(2,012)	13,417	5,584	(1,906)	9,119	-
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	3,808	-	-	-	-	-	-	-	3,808
Balance, end of period	$360,165	$212,877	$204,737	$142,066	$90,692	$309,259	$10,954	$9,322	$1,340,072

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2016 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968
Provision (credit) charged to expense	(62,686)	(20,127)	(159)	28,573	6,274	24,208	2,937	(20)	(21,000)
Losses charged off	(19,704)	-	-	-	-	-	-	-	(19,704)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$300,206	$313,500	$111,717	$224,383	$49,814	$315,021	$11,327	$296	$1,326,264

	Three Months Ended September 30, 2016 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$349,408	$311,999	$126,602	$200,923	$40,400	$305,859	$11,804	$269	$1,347,264
Provision (credit) charged to expense	(49,202)	1,501	(14,885)	23,460	9,414	9,162	(477)	27	(21,000)
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$300,206	$313,500	$111,717	$224,383	$49,814	$315,021	$11,327	$296	$1,326,264

	Year Ended December 31, 2016
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$382,596	$333,627	$111,876	$195,810	$43,540	$290,813	$8,390	$316	$1,366,968
Provision (credit) charged to expense	50,302	(203,999)	63,419	(128,379)	20,757	73,378	3,526	(4)	(121,000)
Losses charged off	(19,704)	-	-	-	-	-	-	-	(19,704)
Recoveries	-	-	-	100,000	-	-	-	-	100,000
Balance, end of year	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264

Ending balance: Individually evaluated for impairment	$-	$47,101	$9,055	$-	$-	$-	$-	$-	$56,156

Ending balance: Collectively evaluated for impairment	$413,194	$82,527	$166,240	$167,431	$64,297	$364,191	$11,916	$312	$1,270,108
Loans:
Ending balance	$69,651,176	$11,818,901	$21,350,885	$13,654,705	$3,886,915	$12,595,769	$512,559	$16,875	$133,487,785

Ending balance: Individually evaluated for impairment	$661,329	$1,254,994	$651,629	$193,553	$-	$35,000	$-	$-	$2,796,505

Ending balance: Collectively evaluated for impairment	$68,989,847	$10,563,907	$20,699,256	$13,461,152	$3,886,915	$12,560,769	$512,559	$16,875	$130,691,280

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

Loss (8) loans are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off even though partial recovery may be realized in the future.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2017 and December 31, 2016:

	September 30, 2017
					(Unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$74,592,456	$9,233,885	$20,983,034	$15,603,575	$6,358,153	$12,100,747	$545,891	$466,471	$139,884,212
Special mention	-	390,698	-	631,062	-	492,468	-	-	1,514,228
Substandard	247,612	1,261,380	644,613	183,207	-	204,300	-	-	2,541,112
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$74,840,068	$10,885,963	$21,627,647	$16,417,844	$6,358,153	$12,797,515	$545,891	$466,471	$143,939,552

	December 31, 2016
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$69,445,763	$9,432,892	$20,820,522	$12,661,827	$3,886,915	$11,836,642	$512,559	$16,875	$128,613,995
Special mention	-	740,564	-	678,059	-	548,343	-	-	1,966,966
Substandard	205,413	1,645,445	530,363	314,819	-	210,784	-	-	2,906,824
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$69,651,176	$11,818,901	$21,350,885	$13,654,705	$3,886,915	$12,595,769	$512,559	$16,875	$133,487,785

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three or nine months ended September 30, 2017.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	(Unaudited)
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
One to Four-family mortgage loans	$112,259	$47,014	$97,343	$256,616	$74,583,452	$74,840,068	$-
One to Four Family - Investment	-	-	8,755	8,755	10,877,208	10,885,963	-
Multi-family mortgage loans	-	-	-	-	21,627,647	21,627,647	-
Nonresidential mortgage loans	-	-	-	-	16,417,844	16,417,844	-
Construction & Land Loans	-	-	-	-	6,358,153	6,358,153	-
Real estate secured lines of credit	-	9,895	-	9,895	12,787,620	12,797,515	-
Commercial Loans	-	-	-	-	545,891	545,891	-
Other consumer loans	-	-	-	-	466,471	466,471	-

Total	$112,259	$56,909	$106,098	$275,266	$143,664,286	$143,939,552	$-

	December 31, 2016
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
One to Four-family mortgage loans	$85,844	$10,416	$37,950	$134,210	$69,516,966	$69,651,176	$-
One to Four Family - Investment	-	-	10,425	10,425	11,808,476	11,818,901	-
Multi-family mortgage loans	-	-	-	-	21,350,885	21,350,885	-
Nonresidential mortgage loans	-	-	-	-	13,654,705	13,654,705	-
Construction & Land Loans	-	-	-	-	3,886,915	3,886,915	-
Real estate secured lines of credit	80,000	-	9,861	89,861	12,505,908	12,595,769	-
Commercial Loans	-	-	-	-	512,559	512,559	-
Other consumer loans	4,072	-	-	4,072	12,803	16,875	-

Total	$169,916	$10,416	$58,236	$238,568	$133,249,217	$133,487,785	$-

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

The following tables present impaired loans at September 30, 2017, September 30, 2016 and December 31, 2016:

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2017			September 30, 2017		September 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$765,822	$765,822	$-	$735,768	6,971	$749,061	$22,259
One to Four family - Investment	581,055	581,055	-	583,665	8,873	590,507	25,163
Multi-family mortgage loans	525,050	525,050	-	525,718	7,251	527,639	26,803
Nonresidential mortgage loans	183,207	183,207	-	184,935	3,101	188,445	9,319
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	40,421	40,421	-	41,487	2,175	42,931	3,030
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance					-
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to Four family - Investment	542,051	499,655	42,396	544,694	2,865	548,498	18,825
Multi-family mortgage loans	119,563	110,508	9,055	119,956	1,959	120,491	5,569
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,757,169	$2,705,718	$51,451	$2,736,223	$33,195	$2,767,572	$110,968

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2016			September 30, 2016		September 30, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance:

One- to four-family mortgage loans	$665,317	$665,317	$-	$666,561	$5,327	$345,304	$10,913
One to Four family - Investment	638,682	638,682	-	642,312	9,741	652,275	29,102
Multi-family mortgage loans	532,418	532,418	-	533,114	10,076	535,133	27,703
Nonresidential mortgage loans	196,574	196,574	-	198,019	3,122	201,149	9,504
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	37,823	37,823	-	38,411	489	39,980	1,511
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance:
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to Four family - Investment	669,963	622,862	47,101	672,419	8,639	677,756	26,804
Multi-family mortgage loans	122,090	113,035	9,055	122,406	2,182	123,069	6,649
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,862,867	$2,806,711	$56,156	$2,873,242	$39,576	$2,574,666	$112,186

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	As of December 31, 2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$661,329	$661,329	$-	$490,944	$20,265
One to Four family - Investment	590,649	590,649	-	601,128	31,977
Multi-family mortgage loans	530,364	530,363	-	533,691	40,083
Nonresidential mortgage loans	193,553	193,553	-	199,035	12,570
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	35,000	35,000	-	38,647	1,972
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	664,345	617,244	47,101	673,934	36,525
Multi-family mortgage loans	121,265	112,210	9,055	122,577	9,183
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,796,505	$2,740,348	$56,156	$2,659,956	$152,575

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis. The following table presents the nonaccrual loans at September 30, 2017 and December 31, 2016. This table excludes performing TDRs.

	September 30,	December 31,
	2017	2016
	(Unaudited)

One- to four-family mortgage loans	$97,343	$37,950
One to four family - Investment	8,755	10,425
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Land loans	-	-
Real estate secured lines of credit	-	9,861
Commercial Loans	-	-
Other consumer loans	-	-

Total	$106,098	$58,236

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2017, the Company had no loans that were modified in TDRs and impaired.

At December 31, 2016, the Company had loans that were modified in TDRs and impaired. The modifications of terms included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding TDRs by class for three and nine months ended September 30, 2016 and the year ended December 31, 2016.

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

Year Ended December 31, 2016
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

There were no newly classified TDRs during the three and nine months ended September 30, 2017. The TDRs described above did not increase the allowance for loan losses or result in any charge-offs during the periods ended September 30, 2017, September 30, 2016 and December 31, 2016.

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

Year Ended December 31, 2016
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

There were no TDRs modified during the nine months ended September 30, 2017 that subsequently defaulted. There was one TDR modified during the year ended December 31, 2016 that was not performing under the modified terms as of September 30, 2017. The net balance of the TDR was $14,300 as of September 30, 2017.

As of September 30, 2017, borrowers with loans designated as TDRs totaling $853,000 of residential real estate loans and $645,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of September 30, 2017, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

There were no foreclosed real estate properties at September 30, 2017 or December 31, 2016. There were two consumer mortgage loans in process of foreclosure at September 30, 2017 with a loan balance of $48,000.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:	Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“the ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three and nine month periods ended September 30, 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(Unaudited)
Net Income	$85,375	$286,719	$466,969	$462,868
Less allocation of earnings to participating securities	1,356	-	3,327	-
Net income allocated to common shareholders	84,019	286,719	463,642	462,868

Shares outstanding for basic earnings per share:

Weighted Average shares outstanding:	1,725,989	1,719,250	1,722,237	1,719,250
Less: Average Unearned ESOP shares:	56,166	60,658	57,289	61,781
	1,669,823	1,658,592	1,664,948	1,657,469

Basic earnings per common share:	$0.05	$0.17	$0.28	$0.28

Effect of dilutive securities:
Stock Options	-	-	-	-
Weighted average number of shares outstanding used in the calculation of basic and diluted earnings per common share	1,669,823	1,658,592	1,664,948	1,657,469
Diluted earnings per share:	$0.05	$0.17	$0.28	$0.28

The Company had no dilutive or potentially dilutive securities outstanding at September 30, 2016.

NOTE 5:	Regulatory Matters

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of September 30, 2017 and December 31, 2016, the Company met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 1.25% at September 30, 2017 and 0.625% at December 31, 2016.

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

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of September 30, 2017 (Unaudited)

Total risk-based capital (to risk-weighted assets)	$20,279	16.9%	$9,614	8.0%	$12,018	10.0%

Tier I capital (to risk-weighted assets)	18,939	15.8%	7,211	6.0%	9,614	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,939	15.8%	5,408	4.5%	7,812	6.5%

Tier I capital (to adjusted total assets)	18,939	11.5%	6,600	4.0%	8,250	5.0%

As of December 31, 2016

Total risk-based capital (to risk-weighted assets)	$19,657	18.1%	$8,682	8.0%	$10,853	10.0%

Tier I capital (to risk-weighted assets)	18,331	16.9%	6,512	6.0%	8,682	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,331	16.9%	4,884	4.5%	7,054	6.5%

Tier I capital (to adjusted total assets)	18,331	11.9%	6,164	4.0%	7,705	5.0%

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

September 30, 2017 (Unaudited)
Mortgage-backed securities of government sponsored entities	$1,190,584	$-	$1,190,584	$-
Mortgage servicing rights	865,925	-	-	865,925

December 31, 2016
Mortgage-backed securities of government sponsored entities	$1,779,199	$-	$1,779,199	$-
Mortgage servicing rights	730,164	-	-	730,164

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(Unaudited)

Fair value as of the beginning of the period	$916,348	$662,684	$730,164	$630,316
Recognition of mortgage servicing rights on the sale of loans	44,127	90,355	165,160	191,970
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(94,550)	(35,158)	(29,399)	(104,405)

Fair value at the end of the period	$865,925	$717,881	$865,925	$717,881

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2017 and December 31, 2016.

Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2017 (Unaudited)

Foreclosed assets	$-	$-	$-	$-

December 31, 2016

Collateral-dependent impaired loans	$37,950	$-	$-	$37,950

Collateral-dependent Impaired Loans, Net of Allowance for Loan Losses

The Company considers the appraisal or evaluation as the starting point for determining fair value and then considers other factors and events in the environment that may affect the fair value. Appraisals of the collateral underlying collateral-dependent loans are obtained when the loan is determined to be collateral-dependent and subsequently as deemed necessary by management. Appraisals are reviewed for accuracy and consistency by management. Appraisers are selected from the list of approved independent appraisers maintained by management. The appraised values are reduced by discounts to consider lack of marketability and estimated cost to sell if repayment or satisfaction of the loan is dependent on the sale of the collateral. These discounts and estimates are developed by management by comparison to historical results.

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at the lower of fair value at acquisition date or current estimated fair value, less estimated cost to sell, when the real estate is acquired. Estimated fair value of real estate is based on appraisals or evaluations. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

Appraisals of real estate are obtained when the real estate is acquired and an appraisal is subsequently deemed necessary by events in the environment by the Chief Financial Officer. Appraisals are reviewed internally for accuracy and consistency in accordance with regulatory requirements. Appraisers are selected from the list of approved independent appraisers maintained by management.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2017 and December 31, 2016:

	Fair Value at September 30, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(Unaudited)
Mortgage servicing rights	$865,925	Discounted cash flow	Discount rate PSA prepayment speeds	10% 140%-281%

Foreclosed assets	$-	Market comparable properties	Marketability discount	10%-15% (12%)

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$730,164	Discounted cash flow	Discount rate PSA prepayment speeds	10% 167%-407%
Impaired loans (collateral dependent)	$37,950	Market comparable properties	Marketability discount	10%-15% (12%)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2017 and December 31, 2016, the fair value of commitments was not material.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at September 30, 2017 and December 31, 2016:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2017 (unaudited)
Financial Assets:
Cash and cash equivalents	$10,490,268	$10,490,268	$-	$-
Loans held for sale	3,708,848	-	3,800,215	-
Loans, net of allowance for loan losses	140,998,339	-	-	145,100,892
Federal Home Loan Bank stock	1,021,100	1,021,100	-	-
Interest receivable	340,765	-	340,765	-
Federal Home Loan Bank lender risk account receivable	1,676,889	-	-	1,732,356

Financial Liabilities:
Deposits	109,875,292	47,470,416	62,549,858	-
Federal Home Loan Bank advances	34,514,652	-	34,563,431	-
Advances from borrowers for taxes and insurance	1,229,167	-	1,229,167	-
Interest payable	36,406	-	36,406	-

December 31, 2016
Financial Assets:
Cash and cash equivalents	$11,128,155	$11,128,155	$-	$-
Loans held for sale	1,314,737	-	1,387,954	-
Loans, net of allowance for loan losses	131,103,482	-	-	133,341,700
Federal Home Loan Bank stock	908,000	908,000	-	-
Interest receivable	383,238	-	383,238	-
Federal Home Loan Bank lender risk account receivable	1,705,613	-	-	1,729,430

Financial Liabilities:
Deposits	108,091,626	37,090,482	65,707,476	-
Federal Home Loan Bank advances	25,559,370	-	25,648,512	-
Advances from borrowers for taxes and insurance	1,421,899	-	1,421,899	-
Interest payable	24,232	-	24,232	-

NOTE 7:	Commitments and Credit Risk

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The dollar amount of commitments to fund fixed rate loans at September 30, 2017 and December 31, 2016 follows:

	September 30,		December 31,
	2017		2016
	(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$3,922,519	3.25% - 4.75%	$1,718,522	3.75% - 4.875%

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

Loan commitments outstanding at September 30, 2017 and December 31, 2016 were composed of the following:

	September 30,	December 31,
	2017	2016
	(Unaudited)

Commitments to originate loans	$7,687,217	$5,743,092
Forward sale commitments	7,411,967	3,275,626
Lines of credit	11,249,082	9,876,931

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8:	Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
	(Unaudited)

Net unrealized gain on available for sale securities	$1,614	$12,751

Directors' Retirement Plan	(313,797)	(324,404)

Tax benefit	106,779	110,385

Net of tax amount	$(205,404)	$(201,268)

NOTE 9:	Equity Incentive Plan

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

The weighted-average grant-date fair value of options granted during the year 2017 was $2.86 per share. The weighted-average grant date fair value of shares granted during 2017 was $9.55.

 No options granted under the 2017 Plan were exercisable at September 30, 2017.

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

 Total compensation cost recognized in the income statement for share-based payment arrangements during the three and nine months ended September 30, 2017 was $26,387 and $34,377, respectively.

 As of September 30, 2017, there was $481,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 5 years.

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

FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues collecting and retaining historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Note 3.

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

For finance leases, a lessee shall recognize in the statement of income interest on the lease liability separately from the amortization of the right-of-use asset. Amortization of the right-to-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The impact is not expected to have a material effect on the Company’s financial consolidated position or results of operations since the Company does not have a material amount of lease agreements.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

For public business entities, the amendments in this update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. An entity should apply the amendments to this update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. The Company is continuing to assess the impact of ASU 2016-01 on its fair value and other disclosure requirements. The current accounting policies and procedures will be modified after the Company has fully evaluated the standard to comply with the accounting changes mentioned above. For additional information on fair value of assets and liabilities, see Note 6.

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amended guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within the reporting period, and should be applied either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the amendments recognized at the date of initial application. Early adoption is prohibited. The Company’s revenue is comprised of net interest income, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. ASU 2014-09 may require the Company to change how it recognizes revenue streams related to non-interest income. The Company continues to follow the guidance of FASB and the Transition Resource Group for Revenue Recognition related to non-interest income and expects the adoption of ASU 2014-09 on January 1, 2018 will not have a material impact on its accounting and disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited financial statements and notes thereto at and for the year ended December 31, 2016, appearing in Cincinnati Bancorp’s Form 10-K for the year ended December 31, 2016.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We are under no duty to and do not take any obligation to update any forward-looking statements after the date of this Form 10-Q except as may be required by applicable law or regulation.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets. Total assets were $166.3 million at September 30, 2017, an increase of $11.3 million, or 7.3%, from the $155.0 million at December 31, 2016. The increase resulted primarily from an increase in loans, net of allowances, of $9.9 million, and an increase in loans held for sale of $2.4 million, offset in part by an decrease of $638,000 in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents decreased $638,000, or 5.7%, to $10.5 million at September 30, 2017 from $11.1 million at December 31, 2016. This decrease was primarily the result of increased loan originations.

Net Loans. Net loans increased $9.9 million, or 7.6%, to $141.0 million at September 30, 2017 from $131.1 million at December 31, 2016. During the nine months ended September 30, 2017, we originated $32.6 million of loans for portfolio, $15.0 million of which were one-to-four family residential real estate loans, $987,000 million were multi-family construction loans, $3.7 million were multifamily loans, $4.1 million were nonresidential loans, $3.7 million were home equity lines of credit, $4.5 million were residential construction and land loans, and $600,000 were consumer loans. During the nine months ended September 30, 2017, we sold $44.2 million of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. Subject to market conditions, management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income.

Our one-to-four owner-occupied loan portfolio increased $5.2 million or 7.5%. The nonresidential portfolio increased $2.8 million or 20.2% during the nine months ended September 30, 2017. The one-to-four family investment loan portfolio decreased $933,000, or 7.9%. The home equity lines of credit portfolio increased $202,000 or 1.6% to $12.8 million at September 30, 2017. Construction and land loans increased $2.5 million or 63.6% and the the multifamily portfolio increased $277,000, or 1.3%. We currently sell certain fixed-rate, 15- and 30-year term mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers.

Loans Held for Sale. Loans held for sale increased $2.4 million, or 182.1%, to $3.7 million at September 30, 2017 from $1.3 million at December 31, 2016. The increase reflects higher secondary market activity as a result of the Bank having received Direct Endorsement authority from the FHA and favorable market conditions.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $589,000, or 33.1%, to $1.2 million at September 30, 2017 from $1.8 million at December 31, 2016. There were no securities purchases during the nine months ended September 30, 2017. There were $551,000 in maturities, the remaining difference was due to the change in market values within the portfolio during the nine months ended September 30, 2017.

Deposits. Deposits increased $1.8 million, or 1.7%, to $109.9 million at September 30, 2017 from $108.1 million at December 31, 2016. Core deposits, defined as demand, NOW and savings accounts, increased $4.8 million, or 11.3%, to $47.5 million at September 30, 2017 from $42.7 million at December 31, 2016. The increase was primarily the result of marketing efforts directed at increasing demand deposit accounts. Time deposits decreased $3.0 million, or 4.6%, to $62.4 million at September 30, 2017 from $65.4 million at December 31, 2016. Certificates originated through the National CD Rateline service declined $5.6 million to $13.2 million at September 30, 2017. During the nine months ended September 30, 2017, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank Advances increased $9.0 million, or 35.0%, to $34.5 million at September 30, 2017. The increase was primarily due to increased loan originations.

Stockholders’ Equity. Stockholders’ equity increased $497,000, or 2.7%, to $18.9 million at September 30, 2017 from $18.4 million at December 31, 2016. The increase was primarily due to net income for the period of $467,000.

Comparison of Operating Results for the Three Months Ended September 30, 2017 and September 30, 2016

General. Net income for the quarter ended September 30, 2017 was $85,000, compared to net income of $287,000 for the quarter ended September 30, 2016, a decrease of $202,000, or 70.4%. The decrease was primarily due to an $287,000 decrease in noninterest income and a $101,000 increase in noninterest expense, partially offset by an increase in net interest income of $100,000.

Interest Income. Interest income increased $138,000, or 10.3%, to $1.5 million for the quarter ended September 30, 2017 compared to the comparable quarter in 2016. Interest income on loans increased $133,000, or 10.0%, to $1.5 million as of September 30, 2017. The average balance of loans during the three months ended September 30, 2017 increased $10.2 million to $143.7 million, compared to $133.6 million for the three months ended September 30, 2016. The average yield on loans increased 9 basis point to 4.07% for the three months ended September 30, 2017 from 3.98% for the three months ended September 30, 2016. Interest income on securities available-for-sale decreased $6,000 due to a $677,000 decrease in the balance of the average securities portfolio during the quarter ended September 30, 2017 and a 70 basis point decrease in average yield on the securities portfolio due to increased amortization expense on security premiums. Amortization expense on security premiums exceeded the amount of interest collected on investment securities for the three months ended September 30, 2017. Interest income on other investments increased $11,000 for the three months ended September 30, 2017 due to an increase in the dividend received on FHLB Cincinnati stock and an increase in short term interest rates.

Interest Expense. Total interest expense increased $38,000, or 11.4%, to $372,000 for the quarter ended September 30, 2017 from $334,000 for the quarter ended September 30, 2016. Interest expense on deposit accounts increased $2,000, or 0.9%, to $254,000 for the quarter ended September 30, 2017 from $252,000 for the quarter ended September 30, 2016. The increase in deposit expense between comparable quarters in 2017 from 2016 was primarily due to $2.8 million increase in average deposit accounts, partially offset by a 2 basis point decline in average cost.

Interest expense on interest-bearing demand accounts increase $5,000 for the quarter ended September 30, 2017. The average balances in demand interest bearing accounts increased $3.3 million during the three months ended September 30, 2017, partially offset by a 39 basis point decrease in the average cost of interest-bearing demand accounts. Interest expense on certificates of deposit decreased $3,000 as a result of a $2.1 million, or 3.3%, decrease in the average balance of these certificates. The average cost of certificates increased 3 basis points to 1.44%. Savings interest expense remained unchanged at $5,000 during the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016.

Interest expense on FHLB advances increased $36,000, or 43.8%, to $117,000 for the quarter ended September 30, 2017 from $81,000 for the quarter ended September 30, 2016. The average balance of advances increased $3.7 million, or 12.8%, for the quarter ended September 30, 2017. The average cost of FHLB borrowings increased 30 basis points. The increase in the cost of advances results from increases in short term interest rates.

Net Interest Income. Net interest income increased $100,000, or 10.0%, to $1.1 million for the quarter ended September 30, 2017. Average interest-earning assets increased $8.4 million primarily due to a $10.2 million increase in average outstanding loans for the quarter ended September 30, 2017. Interest on other interest earning assets increased $11,000 primarily due to an increase in average yields of 87 basis points due to the increase in the dividend rate on FHLB stock and increase in interest rates on balances held at other depository banks. Average interest-bearing liabilities increased $6.5 million from the same quarter in 2016 due to the funding needed for the increase in lending. The interest rate spread increased 10 basis points to 2.77% for the quarter ended September 30, 2017 compared to 2.67% at quarter ended September 30, 2016. The net interest margin increased 11 basis points to 2.94% for the quarter ended September 30, 2017 compared to 2.83% for the quarter ended September 30, 2016.

Provision for Loan Losses. The provision for loan losses expense increased $21,000 for the quarter ended September 30, 2017. The quarter ended September 30, 2016 had a credit for loan losses release of $21,000, compared to no loan loss provision for the quarter ended September 30, 2017. No loan loss provision was recorded for the quarter ended September 30, 2017 as historical losses during the look back period declined. In addition, qualitative factors such as asset quality trends, economic factors, collateral values and market conditions remain favorable.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable losses which were inherent in the loan portfolio at September 30, 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $287,000, or 34.8%, to $538,000 for the quarter ended September 30, 2017 from $825,000 for the comparable quarter in 2016. The gain on sale of loans decreased $281,000, or 42.4%, to $381,000 for the quarter ended September 30, 2017 from $661,000 for the comparable quarter in 2016. The fair value of existing mortgage servicing rights declined $95,000 for the quarter ended September 30, 2017 compared to a decline in the fair value of mortgage servicing rights of $35,000 for the quarter ended September 30, 2016. The decline in the fair value of mortgage servicing rights was attributable to higher prepayment speeds on mortgage loans due to favorable interest rates. New mortgage servicing rights income decreased $47,000, or 52.1% for the quarter ended September 30, 2017 on lower secondary market originations. Checking account fees including ATM/Debit card fees, service charges and overdraft fees increased $34,000 compared to the comparable quarter in 2016 due to the increase in average demand account balances of $5.6 million.

Non-Interest Expense. Non-interest expense increased $102,000, or 7.1%, to $1.5 million for the quarter ended September 30, 2017 compared to the comparable quarter in 2016. The increase was due primarily to an $80,000, or 10.4%, increase in salary and employee benefits to $851,000 in the third quarter of 2017 from $771,000 for the comparable quarter in 2016 caused by increased staffing demands, incentive equity plan expense, and increased payroll expense. Data processing expense increased $10,000, or 7.7%, to $148,000 during the quarter ended September 30, 2017 from $138,000 for the quarter ended September 30, 2016. Professional fees increased $21,000, or 44.7% for the quarter ended September 30, 2017 due to higher legal costs related to the implementation of the new stock benefit plans. Advertising expense decreased $9,000, or 29.0%. Deposit insurance premiums decreased $9,000 during the quarter ended September 30, 2017 due to a reduction in the FDIC insurance assessment rates.

Federal Income Taxes. Federal income taxes decreased $108,000 due to a decrease in pre-tax income of $309,000 for the quarter ended September 30, 2017 compared to pre-tax income for the quarter ended September 30, 2016.

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

	For the Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$143,720	$1,461	4.07%	$133,552	$1,328	3.98%
Securities	1,320	(1)	(0.30)	1,997	5	1.00
Other (1)	5,740	21	1.46	6,819	10	0.59
Total interest-earning assets	150,780	1,481	3.93	142,368	1,343	3.77
Non-interest-earning assets	13,144			14,465
Total assets	$163,924			$153,833

Interest-bearing liabilities:
Savings	$24,099	$5	0.08	$22,443	$5	0.09
Interest-bearing demand	7,527	21	1.12	4,246	16	1.51
Certificates of deposit	63,257	228	1.44	65,390	231	1.41
Total deposits	94,883	254	1.07	92,079	252	1.09
Borrowings	32,622	117	1.43	28,910	82	1.13
Total interest-bearing liabilities	127,505	371	1.16	120,989	334	1.10
Non-interest-bearing Demand	15,253			12,937
Other non-interest-bearing liabilities	2,501			2,276
Total non- interest-bearing liabilities	17,754			15,213
Total equity	18,665			17,631
Total liabilities and total equity	$163,924			$153,833
Net interest income		$1,109			$1,009
Net interest rate spread (2)			2.77%			2.67%
Net interest-earning assets (3)	$23,275			$21,379
Net interest margin (4)			2.94%			2.83%
Average interest-earning assets to interest-bearing liabilities			118.25%			117.67%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Comparison of Operating Results for the Nine Months Ended September 30, 2017 and September 30, 2016

General. Net income for the nine months ended September 30, 2017 was $467,000, compared to net income of $463,000 for the nine months ended September 30, 2016, an increase of $4,000, or 0.9%. The increase was primarily due to a $317,000 increase in net interest income, partially offset by a decrease in noninterest income of $44,000 and an increase in noninterest expense of $234,000.

Interest Income. Interest income increased $312,000, or 7.9%, to $4.3 million for the nine months ended September 30, 2017 from the comparable nine months in 2016. Interest income on loans increased $302,000, or 7.8%, to $4.2 million as of September 30, 2017. The average balance of loans during the nine months ended September 30, 2017 increased $8.8 million to $138.0 million, compared to $129.0 million for the nine months ended September 30, 2016. The average yield on loans increased 3 basis points to 4.06% for the nine months ended September 30, 2017 from 4.03% for the nine months ended September 30, 2016. Interest income on securities available-for-sale decreased $11,000 due to a 59 basis point decrease in average yield on the securities portfolio and a $672,000 decrease in the balance of the average securities portfolio during the nine months ended September 30, 2017. Interest and dividend income on other investments increased $21,000 for the nine months ended September 30, 2017 primarily due to an increase in average yields of 51 basis points compared to the nine months ended September 30, 2016.

Interest Expense. Total interest expense decreased $4,000, or 0.4%, to $1,039,000 for the nine months ended September 30, 2017 from $1,043,000 for the nine months ended September 30, 2016. Interest expense on deposit accounts decreased $85,000, or 10.3%, to $743,000 for the nine months ended September 30, 2017 from $828,000 for the nine months ended September 30, 2016. The decrease between comparable nine months in 2017 from 2016 was primarily due to a $30,000 decrease in interest expense on certificates of deposit resulting from a $2.6 million, or 3.9%, decrease in the average balance of these certificates. The average cost of certificates remained at 1.41% for both quarters. Interest expense on interest-bearing demand accounts decreased $55,000 from the comparable nine months in 2016. The decrease in interest expense reflects the termination of the bonus incentives offered on new checking accounts during the nine months ended September 30, 2016. The bonus promotion program ended at the end of June 2016. The average balances in demand interest bearing and non-interest bearing accounts during the nine months ended September 30, 2017 increased $3.6 million to $20.3 million compared to $16.7 million for the nine months ended September 30, 2016. Savings interest expense remained unchanged at $15,000 during the nine months ended September 30, 2017 compared to September 30, 2016.

Interest expense on FHLB advances increased $81,000, or 37.7%, to $296,000 for the nine months ended September 30, 2017 from $215,000 for the nine months ended September 30, 2016. The average balance of advances increased $5.1 million, or 21.9%, for the nine months ended September 30, 2017. The average cost of FHLB borrowing increased 16 basis points.

Net Interest Income. Net interest income increased $316,000, or 10.9%, to $3.2 million for the nine months ended September 30, 2017. Average interest-earning assets increased $7.8 million primarily due to an $8.8 million increase in average outstanding loans for the nine months ended September 30, 2017. Interest on other interest earning assets increased $21,000 primarily due to an increase in average yields of 51 basis points due to the increase in the dividend rate on FHLB stock and increase in interest rates on balances held at other depository banks. Average interest-bearing liabilities increased $6.7 million from the same nine months in 2016 due to the funding needed for the increase in lending. The interest rate spread increased 15 basis points to 2.78% for the nine months ended September 30, 2017 compared to 2.63% at nine months ended September 30, 2016. The net interest margin increased 14 basis points to 2.95% for the first nine months of 2017 from 2.81% for the nine months ended September 30, 2016.

Provision for Loan Losses. The provision for loan losses increased $31,000 for the nine months ended September 30, 2017. The increase was due to a $10,000 provision for loan losses for the nine months ended September 30, 2017 , compared to a credit for loan loss of $21,000 for the nine months ended September 30, 2016.The provision for the quarter ended September 30, 2017 was recorded based on managements’ evaluation of the quality of the loan portfolio and economic conditions. The growth in the loan portfolio during the nine months ended September 30, 2017 indicated an upward qualitative adjustment.

Non-Interest Income. Non-interest income decreased $44,000, or 2.3%, to $1.8 million for the nine months ended September 30, 2017 from $1.9 million for the comparable nine months in 2016. The decrease was primarily due to a $176,000, or 12.5% reduction in the gain on sale of loans for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. Checking account fees including ATM/Debit card fees, service charges and overdraft fees increased $54,000 compared to the comparable nine months in 2016 due to the increase in average demand account balances of $3.6 million.

Non-Interest Expense. Non-interest expense increased $234,000, or 5.7%, to $4.4 million for the nine months ended September 30, 2017. The increase was due primarily to a $243,000, or 11.6%, increase in salary and employee benefits to $2.3 million in the first nine months of 2017 from $2.1 million for the comparable nine months in 2016 caused by increased staffing demands, increased salaries and benefits, and increased payroll expense. Data processing expense increased $17,000, or 4.2%, to $423,000 during the nine months ended September 30, 2017 from $406,000 for the nine months ended September 30, 2016. The increase was due to bank growth and additional products. Advertising expense decreased $65,000, or 48.9%, as a result of the termination of a checking account promotional campaign at the end of the second quarter of 2016. Loan cost expense increased $16,000 or 7.9%. Professional fees increased $52,000, or 34.8% for the nine months ended September 30, 2017 due to higher legal costs including fees related to the implementation of the new stock benefit plans. Deposit insurance premiums decreased $41,000 during the nine months ended September 30, 2017 due to a reduction in the FDIC insurance assessment rates.

Federal Income Taxes. Federal income taxes increased $4,000 due to an increase in pre-tax income of $8,000 for the nine months ended September 30, 2017 compared to pre-tax income for the nine months ended September 30, 2016.

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

	For the Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$137,909	$4,200	4.06%	$129,066	$3,898	4.03%
Securities	1,492	3	0.27	2,164	14	0.86
Other (1)	5,981	51	1.14	6,386	30	0.63
Total interest-earning assets	145,382	4,254	3.90	137,616	3,942	3.82
Non-interest-earning assets	13,285			11,735
Total assets	$158,667			$149,351

Interest-bearing liabilities:
Savings	$24262	$15	0.08	$22,465	$15	0.09
Interest-bearing demand	6,543	48	0.98	4,134	103	3.32
Certificates of deposit	64,493	680	1.41	67,113	710	1.41
Total deposits	95,298	743	1.04	93,712	828	1.18
Borrowings	28,370	296	1.39	23,279	215	1.23
Total interest-bearing liabilities	123,668	1,039	1.12	116,991	1,043	1.19
Non-interest-bearing Demand	13,806			12,519
Other non-interest-bearing liabilities	2,764			2,396
Total non- interest-bearing liabilities	16,570			14,915
Total equity	18,429			17,445
Total liabilities and total equity	$158,667			$149,351
Net interest income		$3,215			$2,899
Net interest rate spread (2)			2.78%			2.63%
Net interest-earning assets (3)	$21,714			$20,625
Net interest margin (4)			2.95%			2.81%
Average interest-earning assets to interest-bearing liabilities			117.56%			117.63%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At September 30, 2017, the Bank had $34.5 million outstanding in advances from the FHLB. At September 30, 2017, the Bank had collateral based capacity to borrow $39.0 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2017, and net cash provided in operating activities was $276,000 for the nine months ended September 30, 2016. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $9.5 million for the nine months ended September 30, 2017, and $10.1 million for nine months ended September 30, 2016. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $10.5 million for the nine months ended September 30, 2017, and $13.8 million for the nine months ended September 30, 2016.

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

Cincinnati Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At September 30, 2017, Cincinnati Bancorp (on an unconsolidated, stand-alone basis) had liquid assets of $207,000.

At September 30, 2017, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $18.9 million, or 11.5% of adjusted total assets, which is above the well-capitalized required level of $8.3 million, or 5.0%; total risk-based capital of $20.3 million, or 16.9% of risk-weighted assets, which is above the well-capitalized required level of $12.0 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $18.9 million, or 15.8%, of risk weighted assets, which is above the well-capitalized required level of $7.8 million, or 6.5%. At December 31, 2016, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $18.3 million, or 11.9% of adjusted total assets, which is above the well-capitalized required level of $7.7 million, or 5.0%; and total risk-based capital of $19.7 million, or 18.1% of risk-weighted assets, which is above the well-capitalized required level of $10.9 million, or 10.0% of risk-weighted assets. Accordingly, Cincinnati Federal was categorized as well capitalized at September 30, 2017, and December 31, 2016. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on March 11, 2015, as subsequently amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: November 14, 2017	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: November 14, 2017	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

