Form 10-K
period 2017-12-31
Cincinnati Bancorp
filed 2018-03-30
CIK 1635484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule #12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s shares held by nonaffiliates as of June 30, 2017 was $6,484,572, based on the closing sales price of $10.43 per share reported by the OTC Markets Group, Inc. on December 29, 2017. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by CF Mutual Holding Company, by the directors and executive officers of the registrant and by the Cincinnati Federal Employee Stock Ownership Plan.

The number of outstanding shares of the registrant’s common stock as of March 19, 2018 was 1,752,947, of which 945,587 shares were owned by CF Mutual Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2018 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Except as may be required by applicable law and regulation, we are under no duty to and do not take any obligation to update any forward-looking statements after the date of this annual report.

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

Cincinnati Bancorp is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At December 31, 2017, we had total assets of $170.5 million, total deposits of $113.9 million and total equity of $19.3 million. We recorded net income of $875,000 for the year ended December 31, 2017.

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

Cincinnati Federal also operates an active mortgage banking unit with nine mortgage loan officers, which originates loans both for sale into the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $1.6 million for the fiscal year ended December 31, 2017.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer and finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2017, based on the most recent available FDIC data, our market share of deposits represented 0.12% of FDIC-insured deposits in Hamilton County, ranking us 18th in deposit market share. This data does not include deposits held by credit unions.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2017		2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)		(Dollars in thousands)

Real estate loans:
One- to four-family residential: (1)
Owner occupied	$77,533	51.82%	$69,651	52.18%
Non-owner occupied	11,355	7.59	11,819	8.85
Nonresidential	18,139	12.12	13,655	10.23
Multi-family	23,895	15.97	21,351	16.00
Home equity lines of credit	11,714	7.83	12,596	9.44
Construction and land	6,173	4.13	3,887	2.91
Total real estate	148,809	99.46	132,959	99.61
Commercial loans	335	0.22	512	0.38
Consumer loans	471	0.32	17	0.01
Total loans	149,615	100.00%	133,488	100.00%
Less:
Deferred loan fees	(480)		(428)
Allowance for losses	1,360		1,326
Undisbursed loan proceeds	1,715		1,486
Total loans, net	$147,020		$131,104

(1)	Includes $1.8 million and $2.2 million of home equity loans at December 31, 2017 and December 31, 2016, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2017. Demand loans, which are loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2017	One- to Four- Family Residential Real Estate	Nonresidential Real Estate	Multi-Family Real Estate	Construction and Land
	(In thousands)

Amounts due in:
2018	$41	$12	$10	$-
2019	922	5	228	264
2020	406	475	142	-
2021-2022	1,435	346	59	1,107
2023-2027	6,902	1,607	3,136	-
2028-2032	6,530	5.503	2,569	274
2033 and beyond	72,652	10,191	17,751	4,528
Total	$88,888	$18,139	$23,895	$6,173

December 31, 2017	Home Equity Lines of Credit	Commercial	Consumer	Total
	(In thousands)

Amounts due in:
2018	$460	$3	$463	$989
2019	1,239	-	2	2,660
2020	291	41	-	1,355
2021-2022	782	98	6	3,833
2023-2027	8,866	154	-	20,665
2028-2032	76	-	-	14,952
2033 and beyond	-	39	-	105,161
Total	$11,714	$335	$471	$149,615

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2017 that are contractually due after December 31, 2018.

	Due After December 31, 2018
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$24,043	$64,804	$88,847
Nonresidential	1,714	16,413	18,127
Multi-family	2,713	21,172	23,885
Home equity lines of credit	-	11,254	11,254
Construction and land	264	5,909	6,173
Total real estate	28,734	119,552	148,286
Commercial loans	291	41	332
Consumer loans	8	-	8
Total loans	$29,033	$119,593	$148,626

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Cincinnati Federal is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Cincinnati Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2017, based on the 15% limitation, Cincinnati Federal’s loans-to-one-borrower limit was approximately $3.0 million. On the same date, Cincinnati Federal had no borrowers with outstanding balances in excess of this amount. At December 31, 2017, our largest loan relationship with one borrower was for approximately $2.0 million, secured by nonresidential properties, and was performing in accordance with its original terms on that date.

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

Loans to be held in our portfolio may not be approved solely by an underwriter, and generally require review and approval by our Chief Lending Officer, members of the loan committee or the board of directors. All loan approval amounts are based on the aggregate loans, including total balances of outstanding loans and the proposed loan to the individual borrower and any related entity. For one- to four-family owner-occupied real estate loans, our Chief Lending Officer, any two members of the loan committee or any one loan committee member and one underwriter are authorized to approve loans up to $424,100 in the aggregate.

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

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2017, we had $88.9 million of loans secured by one- to four-family real estate, representing 59.4% of our total loan portfolio. We originate both fixed- and adjustable-rate residential mortgage loans. At December 31, 2017, the one- to four-family residential mortgage loans held in our portfolio were comprised of 27.7% fixed-rate loans, and 72.3% adjustable-rate loans.

Prior to 2010, we engaged in significant non-owner occupied one- to four-family real estate lending. Many of these loans were made to investors who owned a number of rental properties, and which did not provide sufficient rental cash flows to service the repayment of the loans. There is a greater credit risk inherent in non-owner occupied properties, than in owner occupied properties since, like nonresidential real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. Beginning with the economic downturn that began in 2008, we experienced higher levels of delinquencies and charge-offs in our non-owner occupied residential loan portfolio. Our management took steps to reduce our delinquent and non-performing assets in this portfolio, and to reduce this type of lending. See “—Delinquencies and Non-Performing Assets” below. As a result of these efforts, the amount of our non-owner occupied one- to four-family residential real estate loans has decreased in recent years. At December 31, 2017, we had $11.4 million of such loans.

We currently originate a small number of non-owner occupied residential loans. Non-owner occupied loans as a percentage of total loans have dropped from 8.9% at December 31, 2016 to 7.6% at December 31, 2017. We impose strict underwriting guidelines in the origination of such loans, including a maximum number of loans to the same borrower, local residency, and no prior bankruptcies and/or foreclosures. Properties securing non-owner occupied loans must be within 50 miles of a Cincinnati Federal branch office. We also generally limit loans on non-owner occupied properties to borrowers with no more than ten total rental properties as a way to mitigate the risks involved in lending to professional property investors.

Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA, VA and Rural Housing Development loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. We use an underwriter with expertise in FHA/VA lending. With the exception of five residential loans totaling $1.1 million at December 31, 2017, all of our one- to four-family residential real estate loans at that date are secured by properties located in our market area.

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

Although adjustable-rate mortgage loans may reduce to an extent our vulnerability to changes in market interest rates because they periodically re-price, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. Moreover, the interest rates on most of our adjustable-rate loans do not adjust for up to seven years after origination. As a result, the effectiveness of adjustable-rate mortgage loans in compensating for changes in general interest rates may be limited during periods of rapidly rising interest rates.

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

We currently offer a special residential mortgage program with preferred loan terms to new and existing medical physicians. This program includes (i) preferred treatment of new physician income with regard to positions offered or recently begun and (ii) mortgage loans with a loan-to-value ratio up to 95% to 100% without the need to obtain mortgage insurance for loans up to $600,000. Doctors licensed for at least one year or self-employed for at least two years may receive mortgage loans with loan-to-value ratios up to 90% to 100% without the need to obtain mortgage insurance for loans up to $700,000 and 85% for loans greater than $700,000. The portfolio of loans originated under this program was $6.0 million as of December 31, 2017.

Nonresidential Real Estate and Multi-Family Lending. In recent years, we have sought to increase our nonresidential real estate and multi-family loans. Our nonresidential real estate loans are secured primarily by office buildings, retail and mixed-use properties, and light industrial properties located in our primary market area. Our multi-family loans are secured primarily by apartment buildings. At December 31, 2017, we had $18.1 million in nonresidential real estate loans and $23.9 million in multi-family real estate loans, representing 12.1% and 16.0% of our total loan portfolio, respectively.

Most of our nonresidential and multi-family real estate loans have a maximum term of up to 25 years. The interest rates on nonresidential real estate and multi-family loans are generally fixed for an initial period of three, five or seven years and adjust annually thereafter based on the One Year Treasury Rate. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75% while multi-family real estate loans have a maximum loan-to-value ratio of 80%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At December 31, 2017, our largest nonresidential real estate loan totaled $2.0 million and was secured by a two national retail outlets. At that date, our largest multi-family real estate loan totaled $1.5 million and was secured by an apartment building. At December 31, 2017, both of these loans were performing in accordance with their original terms. Set forth below is information regarding our nonresidential real estate loans at December 31, 2017.

Type of Collateral	Number of Loans	Balance
		(Dollars in thousands)

General commercial	21	$4,932
Industrial/warehouse	9	2,583
Retail/wholesale	20	6,419
Mobile home park	1	343
Service/professional	14	3,862
Total	65	$18,139

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

Loans secured by nonresidential and multi-family real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Repayment of nonresidential real estate loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2017, we had no non-performing nonresidential real estate loans or multi-family loans.

Construction Lending and Land Loans. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2017, our construction loans, including land loans, totaled $6.2 million, representing 4.1% of our total loan portfolio.

Loans to individuals for the construction of their residences are typically originated as construction/permanent loans, with a construction phase for up to 18 months. Upon completion of the construction phase, the loan automatically becomes a permanent loan. These construction loans have rates and terms comparable to one- to four-family residential loans offered by us. During the construction phase, the borrower pays interest only. The maximum loan-to-value ratio of owner-occupied single-family construction loans is generally 80%, or higher if mortgage insurance is obtained. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential loans. Land loans are generally offered for terms of up to 5 years. The maximum loan-to-value ratio of land loans is 65% for developed lots and 50% for undeveloped land loans.

At December 31, 2017, our largest outstanding residential construction loan was for $626,000 of which $623,000 was outstanding. This loan was performing according to its original terms at December 31, 2017. At December 31, 2017, there were no residential construction loans that were 60 days or more delinquent.

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

At December 31, 2017, our largest outstanding nonresidential or multi-family construction loan was $1.3 million in an apartment building. This loan was performing in accordance with its original terms at December 31, 2017.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan-to-value ratio (including senior liens on the collateral property) of 90% if the first mortgage is originated by Cincinnati Federal and 85% if the first mortgage is not originated by Cincinnati Federal. We currently offer home equity lines of credit for a period of ten years, and generally at rates tied to the prevailing prime interest rate. We also offer home equity lines of credit on non-owner occupied properties, where the first mortgage is also originated by us, with a maximum loan-to-value ratio of 50% for a maximum term of two years. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans. At December 31, 2017, we had $11.7 million of home equity lines of credit and $1.8 million of fixed-term home equity loans, representing 7.8 % and 1.7% of our total loan portfolio, respectively. At December 31, 2017, we had one home equity line of credit that was 30 days or more delinquent totaling $80,000.

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

Commercial Business Loans. We have generally conducted very limited commercial business lending. The board of directors has authorized management to purchase up to $500,000 in commercial business loans from an unaffiliated commercial lender specializing in loans to physicians and other professionals in the medical field. These are installment loans amortizing over seven years and carry higher interest rates than traditional residential loans. These loans may be secured by liens on non-real estate business assets. These loans are often used for working capital, debt consolidation, equipment and other general business purposes. The loans to be purchased must be reviewed and found to be consistent with our loan policy and underwriting guidelines. As of December 31, 2017, we had acquired such loans in the aggregate amount of $127,000 or 0.1% of the loan portfolio. At December 31, 2017, the two loans were performing in accordance with their original terms.

Consumer Lending. To date, our consumer lending apart from home equity loans and lines of credit has been limited. At December 31, 2017, we had $471,000 of consumer loans outstanding, representing approximately 0.3% of our total loan portfolio. Of these loans, $463,000 was secured by investment securities.

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

Consistent with our interest rate risk strategy, in the low interest rate environment that has existed in recent years, we originate for sale and sell the majority of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 10 years, on a combination of servicing-retained and servicing-released, limited or no recourse basis, while generally retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.  Additionally, we consider the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2017, we had $2.2 million in loans held for sale.

From time to time, we may purchase or sell participation interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2017 and December 31, 2016, we had $2.8 million and $2.7 million in loan participation interests that we purchased. At those dates, we had $1.9 million and $3.0 million in loan participation interests sold.

Historically, we generally do not purchase whole loans or loan participations from third parties to supplement our loan production. However, we have purchased loans from a commercial lender specializing in loans to physicians and other professional in the medical field. We may purchase additional loans from that lender in the future. See “—Commercial Business Loans.”

We generally sell our loans without recourse, except for customary representations and warranties provided in sales transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended December 31, 2017 and 2016, we sold $58.1 million and $65.9 million, respectively, of mortgage loans. Some of the mortgage loans were sold on a servicing-released basis, and we retained servicing on certain of these loans. At December 31, 2017, we serviced $82.9 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2017	2016
	(In thousands)

Total loans at beginning of period	$133,488	$121,421

Loans originated:
Real estate loans:
One- to four-family residential:
Owner occupied	78,524	79,630
Non-owner occupied	1,527	1,427
Nonresidential	5,670	3,270
Multi-family	6,646	8,517
Home equity lines of credit	4,325	6,429
Construction and land	4,380	3,329
Total real estate	101,072	102,602
Commercial loans	133	215
Consumer loans	600	3
Total loans	101,805	102,820

Loans purchased:
Real estate loans:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	—	—
Nonresidential	478	—
Multi-family	—	1,000
Home equity lines of credit	—	—
Construction and land	1,500	—
Total real estate	1,978	1,000
Commercial loans	—	—
Consumer loans	—	—
Total loans	1,978	1,000

Loans sold:
Real estate loans:
One- to four-family residential:
Owner occupied	57,362	65,662
Non-owner occupied	724	209
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	58,086	65,871
Commercial loans	—	—
Consumer loans	—	—
Total loans	58,086	65,871

Principal repayments and other	29,570	25,882

Net loan activity	16,127	12,067
Total loans at end of period	$149,615	$133,488

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

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2017			2016
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential	$92	$—	$153	$86	$10	$48
Nonresidential	—	—	—	—	—	—
Multi-family	—	—	—	—	—	—
Home equity lines of credit	80	—	—	80	—	10
Construction and land	—	—	—	—	—	—
Total real estate	172	—	153	166	10	58
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	—	4	—	—
Total	$172	$—	$153	$170	$10	$58

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

On the basis of this review of our assets, our classified or special mention assets (presented gross of allowance) at the dates indicated were as follows:

	At December 31,
	2017	2016
	(In thousands)
Special mention assets	$1,492	$1,967
Substandard assets	2,564	2,907
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$4,056	$4,874

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

At December 31,
	2017	2016
(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$130	$38
Non-owner occupied	9	10
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	10
Construction and land	—	—
Total real estate	139	58
Commercial loans	—	—
Consumer loans	—	—
Total non-accrual loans	139	58
Non-accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	14	—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	14	—
Commercial loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	14	—

Total non-accrual loans	153	58
Real estate owned:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Other	—	—
Total real estate owned	—	—

Total non-performing assets	$153	$58

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential:
Owner occupied	$—	$—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	—
Commercial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	$—	$—

	At December 31,
	2017	2016
	(Dollars in thousands)

Accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$524	$565
Non-owner occupied	306	552
Nonresidential	—	—
Multi-family	642	530
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	1,472	1,647
Commercial loans	—	—
Consumer loans	—	—
Total accruing troubled debt restructured loans	$1,472	$1,647
Total non-performing assets and accruing troubled debt restructured loans	$1,625	$1,705
Total non-performing loans to total loans	0.10%	0.04%
Total non-performing assets to total assets	0.09%	0.04%
Total non-performing assets and accruing troubled debt restructured loans to total assets	0.95%	1.10%

Other than $939,000 and $1.1 million of loans designated as substandard, there were no other loans at December 31, 2017 and December 31, 2016, respectively, that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded for the years ended December 31, 2017 and 2016 had nonaccruing loans been current according to their original terms amounted to $5,400 and $3,600, respectively. We recognized no interest income for these loans in the year ended December 31, 2017 and $1,000 of interest income for these loans for the year December 31, 2016. For the years ended December 31, 2017 and 2016, interest income that would have been recorded had our non-accruing troubled debt restructurings and non-accruing loans been on accrual status was $5,400 and $3,600 respectively. As of December 31, 2017 one troubled debt restructuring totaling $14,000 was not performing in accordance with their restructured terms. As of December 31, 2016, all troubled debt restructurings were performing in accordance with their restructured terms.

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2017, we had 11 loans totaling $1.5 million that were classified as troubled debt restructurings.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2017	2016
	(Dollars in thousands)

Allowance at beginning of period	$1,326	$1,367
Provision (credit) for loan losses	30	(121)
Charge offs:
Real estate loans:
One- to four-family residential	—	20
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	20
Commercial loans	—	—
Consumer loans	—	—
Total charge-offs	—	20

Recoveries:
Real estate loans:
One- to four-family residential	4	—
Nonresidential	—	100
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	4	100
Commercial loans	—	—
Consumer loans	—	—
Total recoveries	4	100

Net (charge-offs) recoveries	4	80

Allowance at end of period	$1,360	$1,326

Allowance to non-performing loans	888.89%	2,286.21%
Allowance to total loans outstanding at the end of the period	0.91%	0.99%
Net (charge-offs) recoveries to average loans outstanding during the period	0.003%	0.06%

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

	At December 31,
	2017		2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential:
Owner occupied	$338	51.82%	$413	52.18%
Non-owner occupied	172	7.59	130	8.85
Nonresidential	197	12.12	167	10.23
Multi-family	241	15.97	175	16.00
Home equity lines of credit	312	7.83	364	9.44
Construction and land	83	4.13	64	2.91
Total real estate	1,343	99.46	1,313	99.61
Commercial loans	7	0.22	12	0.38
Consumer loans	10	0.32	1	0.01
Total allocated allowance	1,360	100.00%	1,326	100.00%
Unallocated	—		—
Total	$1,360		$1,326

At December 31, 2017, our allowance for loan losses represented 0.91% of total loans and 888.89% of nonperforming loans. Nonperforming loans increased from $58,000 at December 31, 2016 to $153,000 at December 31, 2017. At December 31, 2016, our allowance for loan losses represented 0.99% of total loans and 2,286.21% of nonperforming loans. The allowance for loan losses was $1.4 million at December 31, 2017 and $1.3 million at December 31, 2016. There were $4,000 in net loan recoveries during the year ended December 31, 2017 and $80,000 in net loan recoveries during the year ended December 31, 2016.

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

At December 31, 2017, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises or the Federal Home Loan Bank. At December 31, 2017, we owned $1,021,100 of FHLB-Cincinnati stock. As a member of FHLB-Cincinnati, we are required to purchase stock in the FHLB-Cincinnati, which stock is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated, all of which consisted of pass-through mortgage-backed securities.

	At December 31,
	2017		2016
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)

Freddie Mac	$173	$172	$352	$352
Fannie Mae	736	738	1,408	1,427
Total	$909	$910	$1,760	$1,779

Mortgage-Backed Securities. At December 31, 2017, we had mortgage-backed securities with a carrying value of $909,000, which constituted our entire securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Cincinnati Federal. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are backed by either Freddie Mac or Fannie Mae, which are government-sponsored enterprises.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2017 and 2016, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
December 31, 2017	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Freddie Mac	$173	2.33%	$—	—%	$—	—%	$—	—%	$173	$172	2.33%
Fannie Mae	599	3.18%	137	3.38%	—	—%	—	—%	736	738	3.22%
Total	$772	2.99%	$137	3.38%	$—	—%	$—	—%	$909	$910	3.05%

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
December 31, 2016	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Freddie Mac	$—	—%	$352	1.69%	$—	—%	$—	—%	$352	$352	1.69%
Fannie Mae	1,182	1.88%	226	3.35%	—	—%	—	—%	1,408	1,427	2.12%
Total	$1,182	1.88%	$578	2.00%	$—	—%	$—	—%	$1,760	$1,779	2.03%

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

We participate in the National CD Rateline Program as a wholesale source for certificates of deposit to supplement deposits generated through our retail banking operations. The Rateline Program provides an internet based listing service which connects financial institutions such as Cincinnati Federal with other financial institutions for jumbo certificates of deposit. Deposits obtained through the Rateline Program are not considered to be brokered deposits. At December 31, 2017, approximately $17.4 million of our certificates of deposit, representing 15.3% of our total deposits, had been obtained through the Rateline Program. At December 31, 2017, these certificates of deposit had an average term to maturity of 11 months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2017			2016
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Savings	$24,179	22.02%	0.08%	$22,706	21.34%	0.09%
Interest-bearing demand	6,912	6.29	1.04	4,299	4.04	2.65
Certificates of deposit	64,615	58.82	1.42	66,621	62.62	1.40
Interest-bearing deposits	95,706	87.13	1.06	93,626	88.00	1.14
Non-interest bearing demand	14,141	12.87	—	12,763	12.00	—
Total deposits	$109,847	100.00%	0.92	$106,389	100.00%	1.00

The following table sets forth our deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2017	2016
	(In thousands)

Beginning balance	$108,092	$103,015
Net deposits (withdrawals) before interest credited	5,158	4,353
Interest credited	698	724
Net increase (decrease) in deposits	5,856	5,077
Ending balance	$113,948	$108,092

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2017	2016
	(In thousands)
Interest Rate:
Less than 1.00%	$6,564	$15,463
1.00% to 1.99%	55,074	45,178
2.00% to 2.99%	5,513	4,798
3.00% to 3.99%	-	1
4.00% to 4.99%	-	-
5.00% to 5.99%	-	-

Total	$67,151	$65,440

The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2017
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 1.00%	$6,486	$80	$—	$—	$6,566	9.78%
1.00% to 1.99%	26,675	24,752	3,628	18	55,073	82.02
2.00% to 2.99%	113	3,734	1,665	—	5,512	8.20
3.00% to 3.99%	—	—	—	—	—	—
4.00% to 4.99%	—	—	—	—	—	—
5.00% to 5.99%	—	—	—	—	—	—

Total	$33,274	$28,566	$5,293	$18	$67,151	100.00%

The following table sets forth the maturity of our jumbo certificates of deposits ($100,000 or greater) as of December 31, 2017.

At December 31, 2017
(In thousands)

Three months or less	$5,897
Over three months through six months	3,796
Over six months through one year	10,352
Over one year to three years	16,056
Over three years	547

Total	$36,648

Borrowings. We may obtain advances from the FHLB-Cincinnati by pledging as security our capital stock in the FHLB-Cincinnati and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. During the past several years, we have generally used shorter term FHLB-Cincinnati advances. At December 31, 2017, we had $34.3 million of FHLB-Cincinnati advances (net of deferred prepayment penalties). Most of these advances had interest rates ranging from 0.87% to 3.12%. We sometimes use FHLB-Cincinnati advances for short-term funding needs arising from our mortgage-banking activities.

In addition to the availability of FHLB-Cincinnati advances we also have a total of $11.5 million in lines of credit available from three commercial banks. No amount was outstanding on these lines of credit at December 31, 2017.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the years indicated. All such borrowings consisted of FHLB-Cincinnati advances.

	At or For the Year Ended December 31,
	2017	2016
	(Dollars in thousands)

Balance outstanding at end of period	$34,310	$25,559
Weighted average interest rate at the end of period	1.42%	1.37%
Maximum amount of borrowings outstanding at any month end during the period	$34,514	$30,843
Average balance outstanding during the period	29,254	23,941
Weighted average interest rate during the period	1.39%	1.25%

Employees

As of December 31, 2017, we had 37 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

 Subsidiary Activities

In January 2015, Cincinnati Federal received regulatory approval to form Cincinnati Federal Investment Services, LLC, a wholly owned subsidiary under Ohio law. The subsidiary was formed to offer nondeposit investment and insurance products in partnership with Infinex Investments, Inc. As of December 31, 2016, Cincinnati Federal had a $100 investment in the subsidiary. In June 2016, Cincinnati Federal Investment Services, LLC ceased operations and the agreement with Infinex Investments, Inc. was terminated. There were no costs associated with the termination of the Infinex agreement. Cincinnati Federal Investment Services, LLC is currently inactive.

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

Cincinnati Federal also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board,” which governs the reserves to be maintained against deposits and other matters. In addition, Cincinnati Federal is a member of and owns stock in the FHLB- Cincinnati, which is one of the eleven regional banks in the Federal Home Loan Bank System. Cincinnati Federal’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a lesser extent, state law, including in matters concerning the ownership of deposit accounts and the form and content of Cincinnati Federal’s loan documents.

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

At December 31, 2017, Cincinnati Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2017, Cincinnati Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2017, Cincinnati Federal satisfied the QTL test.

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

At December 31, 2017, the Bank met the capital requirements to be considered “well capitalized” under the prompt corrective action rules.

The OCC’s prompt corrective action standards changed with the new capital ratios. Under the new standards, in order to be considered well-capitalized, the Bank must have to have a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. We have determined that the Bank is well-capitalized under these standards as of December 31, 2017.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2017, the annualized FICO assessment was equal to 0.62 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. Cincinnati Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, Cincinnati Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2017, Cincinnati Federal was in compliance with this requirement. While Cincinnati Federal’s ability to borrow from the FHLB-Cincinnati provides an additional source of liquidity, Cincinnati Federal has historically not used FHLB advances to fund its operations.

Federal Reserve System. Federal Reserve Board regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts. For 2017, a 3% reserve ratio for aggregate transaction accounts up to $115.1 million, a 10% ratio above $115.1 million, and an exemption of $15.5 million was established.

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

Minimum Tax. The Internal Revenue Code of 1986, as amended (“Internal Revenue Code”), imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, less an exemption amount, referred to as “alternative minimum taxable income.” The alternative minimum tax is payable to the extent tax computed this way exceeds tax computed by applying the regular tax rates to regular taxable income. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. At December 31, 2016, Cincinnati Federal is not subject to the alternative minimum tax and will not be subject to the alternative minimum tax until it exceeds the gross income threshold. At December 31, 2017, Cincinnati Federal had no minimum tax credit carryforward.

Net Operating Loss Carryovers. Generally, a financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2017, Cincinnati Federal had no federal net operating loss carryforwards.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2017, Cincinnati Federal had no capital loss carryovers.

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

As of December 31, 2017, the net book value of our office properties was $2.5 million, and the net book value of our furniture, fixtures and equipment was $57,000. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office: 6581 Harrison Ave Cincinnati, OH 45247	Owned	2010	$1,215

Branch Offices: 1270 Nagel Rd. Cincinnati, OH 45255	Owned	1995	460

7553 Bridgetown Rd. Cincinnati, OH 45248	Owned	1987	298

4310 Glenway Ave Cincinnati, OH 45205	Owned	1957	531

Loan Production Office: 4680 Parkway Drive Mason, OH 45040	Leased	2016	9

The net book value of the furniture, fixtures and equipment for the loan production office was $8,800 at December 31, 2017. We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

On January 28, 2017, the Bank entered into an agreement to sell the real estate located at 7553 Bridgetown Road, Cincinnati, OH 45248. The branch facility is to be relocated on leased property to be constructed. The sale price of the real estate is $850,000.

The sale of the property and execution of a lease agreement are contingent upon conditions to be fulfilled by the developer of the leased property. As of December 31, 2017, all contingencies have not been met.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2017, we were not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business or in any legal proceedings the outcome of which would be material to our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)       Market, Holder and Dividend Information. Our common stock is traded on the OTC Pink Marketplace under the symbol “CNNB.” The number of holders of record of Cincinnati Bancorp’s common stock as of December 31, 2017, was approximately 225. Certain shares of Cincinnati Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The common stock of Cincinnati Bancorp began trading on the OTC Pink Marketplace on October 15, 2015. Accordingly, there is no market information for the periods prior to such date.

The following table sets forth the high and low closing bid prices per share of common stock for the periods indicated.

Fiscal Year Ended December 31, 2017			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2017	$10.43	$9.75	$—
September 30, 2017	10.49	9.46	—
June 30, 2017	10.15	9.40	—
March 31, 2017	9.80	9.50	—

Fiscal Year Ended December 31, 2016			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2016	$10.00	$8.96	$—
September 30, 2016	9.55	8.75	—
June 30, 2016	9.25	8.87	—
March 31, 2016	9.25	8.75	—

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

(b)       Sales of Unregistered Securities. Not applicable.

(c)       Use of Proceeds. Not applicable.

(d)       Securities Authorized for Issuance Under Equity Compensation Plans. Subject to permitted adjustments for certain corporate transactions, the 2017 Equity Incentive Plan, which was approved by stockholders, authorizes the issuance or delivery to participants of up to 117,940 shares of the Company’s common stock pursuant to grants, of restricted stock awards, restricted stock unit awards, incentive stock options and non-qualified stock options.

The following information is presented for the 2017 Equity Incentive Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under plan (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	117,940	$9.55	5,056
Equity compensation plans not approved by stockholders	N/A	N/A	N/A
Total	117,940	$9.55	5,056

(e)       Stock Repurchases. None.

(f)       Stock Performance Graph. Not required for smaller reporting companies.

ITEM 6.	Selected Financial Data

Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section is intended to help potential investors understand the financial performance of Cincinnati Bancorp and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2017 and December 31, 2016 and our results of operations for the years ended December 31, 2017 and December 31, 2016. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

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

Our business consists primarily of taking deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, nonresidential real estate and multi-family loans, home equity loans and lines of credit and construction and land loans. At December 31, 2017, $88.9 million, or 59.4% of our total loan portfolio, was comprised of one- to four-family residential real estate loans; $18.1 million, or 12.1%, consisted of nonresidential real estate loans; $23.9 million, or 16.0%, consisted of multi-family loans; $11.7 million, or 7.8%, consisted of home equity lines of credit; $806,000 or 0.54% consisted of commercial business loans and consumer loans; and $6.2 million, or 4.1%, consisted of construction and land loans. We also invest in securities, which currently consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock.

Cincinnati Federal also operates an active mortgage banking unit with nine mortgage loan officers. This unit originates loans both for sale in the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $1.6 million for year ended December 31, 2017 and $2.0 million for year ended December 31, 2016.

We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. We utilize advances from the FHLB-Cincinnati for liquidity and for asset/liability management purposes. At December 31, 2017, we had $34.3 million in advances (net of deferred prepayment penalties) outstanding with the FHLB-Cincinnati.

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

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2017, this limit was $5.0 million, and we had invested $3.3 million in bank owned life insurance.

In January 2015, Cincinnati Federal received regulatory approval to form Cincinnati Federal Investment Services, LLC, a wholly owned subsidiary under Ohio law. The subsidiary was formed to offer nondeposit investment and insurance products in partnership with Infinex Investments, Inc. As of December 31, 2016, Cincinnati Federal had a $100 investment in the subsidiary. In June 2016, Cincinnati Federal Investment Services, LLC ceased operations and the agreement with Infinex Investments, Inc. was terminated. There were no costs associated with the termination of the Infinex agreement. Cincinnati Federal Investment Services, LLC is currently inactive.

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

Business Strategy

Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service. Our goals are to increase interest income through loan portfolio growth, expand fee income with the mortgage banking unit, lower our cost of deposits by increasing non-maturity based accounts, achieve economies of scale through balance sheet growth and diversify sources of income. Highlights of our current business strategy include:

•	Increasing our origination of nonresidential real estate and multi-family loans. We began originating a significant amount of nonresidential real estate and multi-family loans in the early 2000s. As of December 31, 2017 and December 31, 2016, such loans, together with construction and land loans, totaled $48.2 million and $38.9 million, or 233.1% and 197.2% of capital plus ALLL, respectively. Under our current board approved loan concentration policy, such loans (including construction and land loans) shall not exceed 300% of our capital plus ALLL. We intend to continue to increase our origination of nonresidential real estate and multi-family real estate loans, with a focus on multi-family loans. Most nonresidential real estate and multi-family loans are originated with adjustable rates. Nonresidential real estate and multi-family lending is expected to increase loan yields with shorter repricing terms than fixed-rate loans. Nonresidential real estate and multi-family originations in 2017 increased $529,000 or 4.5% over 2016 origination levels. See “Business of Cincinnati Federal—Lending Activities—Commercial Real Estate and Multi-Family Lending.”

•	Continuing to focus on our residential mortgage banking operations. In 2017, we originated $80.1 million of one-to four-family residential loans, and we sold $57.4 million of one-to four-family residential loans. In 2016, we originated $81.1 million of one-to four family residential loans, and we sold $65.9 million of one- to four-family residential loans. These loans are all sold on a non-recourse basis primarily to the FHLB-Cincinnati, Freddie Mac, and other private sector third-party buyers. Loans are sold on both a servicing-retained and servicing-released basis. Subject to mortgage market conditions, we intend to continue to increase the number of mortgage loan originators in order to increase our volume of sold loans with the potential for increased servicing income.

•	Continuing to emphasize one- to four-family residential adjustable rate mortgage lending. We will continue to focus on originating one- to four-family adjustable rate mortgages for retention in our portfolio. As of December 31, 2017, $64.8 million, or 43.6%, of our total loans consisted of one- to four-family residential adjustable rate mortgage loans with contractual maturities after December 31, 2018. As of December 31, 2016, $54.0 million, or 40.5%, of our total loans consisted of one- to four-family residential adjustable rate mortgage loans. Adjustable rate loans have shorter repricing terms to mitigate interest rate risk.

•	Increasing our “core” deposit base. We are seeking to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. Core deposits also contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. For 2017, we continued our marketing efforts for checking accounts through digital channels and scaled back the $300 promotional bonus implemented in 2016. Core deposits as of December 31, 2017 grew $4.1 million or 9.7% over December 31, 2016 balances. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including online banking, mobile banking, bill pay, and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure. We will also continue to use non-core deposits, including certificates of deposit from the National CD Rateline Program, as a source of funds, in accordance with our asset/liability policies and funding strategies.

•	Implementing a managed growth strategy. We intend to pursue a growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income and new sources of non-interest income. Subject to market conditions, we intend to grow our one- to four-family residential adjustable rate, nonresidential real estate and multi-family loan portfolios. To a lesser extent we intend to grow our construction and commercial business loan portfolio.

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

With a few exceptions, we are no longer subject to examinations by tax authorities for years before 2014. As of December 31, 2017 and 2016, we had no uncertain tax positions.

Comparison of Financial Condition at December 31, 2017 and 2016

Total Assets. Total assets were $170.5 million at December 31, 2017, an increase of $15.5 million, or 10.0%, from the $155.0 million at December 31, 2016. The increase resulted primarily from increases net loans of $15.9 million and loans held for sale of $906,000, offset in part by decreases of $861,000 in cash and due from banks and $869,000 in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased $861,000, or 7.7%, to $10.3 million at December 31, 2017 from $11.1 million at December 31, 2016. This decrease was primarily the result of loan growth experienced in 2017.

Net Loans. Net loans increased $15.9 million, or 12.1%, to $147.0 million at December 31, 2017 from $131.1 million at December 31, 2016. During the year ended December 31, 2017, we originated $101.8 million of loans, $80.1 million of which were one- to four- family residential real estate loans, $5.7 million were nonresidential real estate loans, $6.6 million were multi-family loans, $4.3 million were home equity lines of credit, $4.4 million were construction and land loans and the remaining $733,000 were commercial business loans and consumer loans. In 2017, we sold $58.1 million of loans, of which were all were one- to four-family residential real estate loans. We sold no nonresidential real estate loans in 2017. We sell loans on both a servicing–retained and servicing–released basis. Management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

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

Loans Held for Sale. Loans held for sale increased $906,000, or 68.9%, to $2.2 million at December 31, 2017 from $1.3 million at December 31, 2016. The increase was due to higher mortgage activity at December 31, 2017.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of government-sponsored mortgage-backed securities, decreased $869,000, or 48.9%, to $910,000 at December 31, 2017 from $1.8 million at December 31, 2016. There were no securities purchases during 2017.

Deposits. Deposits increased $5.9 million, or 5.4%, to $113.9 million at December 31, 2017 from $108.0 million at December 31, 2016. Our core deposits increased $4.1 million, or 9.7%, to $46.8 million at December 31, 2017 from $42.7 million at December 31, 2016. Time deposits increased $1.7 million, or 2.6%, to $67.2 million at December 31, 2017 from $65.5 million at December 31, 2016. The increase in time deposits was primarily due to an increase in retail certificates of deposit. Certificates of deposit obtained through the National CD Rateline Program declined $1.4 million, or 7.6%. During the year ended December 31, 2017, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Stockholders’ Equity. Stockholders’ equity increased $932,000, or 5.1%, to $19.3 million at December 31, 2017 from $18.4 million at December 31, 2016. The increase resulted from net income for the year of $875,000, offset by a increase of $3,000 in accumulated other comprehensive loss.

Comparison of Operating Results for the Years Ended December 31, 2017 and December 31, 2016

General. Net income for the year ended December 31, 2017 was $875,000, compared to a net income of $734,000 for the year ended December 31, 2016, an increase of $141,000 or 19.3%. The increase was primarily due to a $441,000 increase in net interest income and a $315,000 decrease in federal income tax expense related to the revaluation of deferred tax liabilities, partially offset by a $151,000 increase in the provision for loan losses, a decrease in noninterest income of $125,000, and a $338,000 increase in noninterest expense.

Interest and Dividend Income. Interest and dividend income increased $493,000, or 9.3%, to $5.8 million for the year ended December 31, 2017 from $5.3 million for the year ended December 31, 2016. This increase was primarily attributable to a $469,000 increase in interest on loans receivable, offset in part by a $22,000 decrease in interest on investment securities. Dividend on Federal Home Loan Bank stock and other increased $46,000 due to the increase in the FHLB Cincinnati dividend rate and the increase in yields on Fed Funds sold. The average balance of loans increased $9.4 million, or 7.2%, to $139.6 million for the year ended December 31, 2017 from $130.2 million for the year ended December 31, 2016, while the average yield on loans increased 7 basis points to 4.09% for the year ended December 31, 2017 from 4.02% for the year ended December 31, 2016, reflecting the shift in the loan origination mix to higher yielding multifamily and commercial loans, as well, as higher mortgage rates in the economy.

The average balance of investment securities decreased $709,000 to $1.4 million for the year ended December 31, 2016 from $2.1 million for the year ended December 31, 2016, the average yield on investment securities decreased 100 basis points to 0.15% at December 31, 2017 from 1.15% at December 31, 2016. The decrease is attributable to higher securities prepayments and the increase in amortization expense of premiums paid on the securities. The average balance of other dividend and interest-bearing deposits, including certificates of deposit in other financial institutions, and fed funds sold increased $53,000 to $6.1 million. The average yield for other interest-earning assets increased 75 basis points to 1.34% at December 31, 2017 from 0.59% at December 31, 2016. The increase in the average yield is due to the increase in short term interest rates experienced during 2017.

Interest Expense. Total interest expense increased $51,000, or 3.7%, to $1.4 million for the year ended December 31, 2017. Interest expense on deposit accounts decreased $57,000, or 5.3%, to $1.0 million for the year ended December 31, 2017 from $1.1 million for the year ended December 31, 2016. The decrease was primarily due to an increase of $1.5 million, or 6.5%, in the average balance of savings accounts to $24.2 million for the year ended December 31, 2017 from $22.7 million for the year ended December 31, 2016. The decrease in the average cost of savings was 1 basis point. The average balance of interest bearing demand accounts increased $2.6 million and the average cost of interest-bearing demand accounts decreased 161 basis points to 1.04% at December 31, 2017. The average balance of certificates of deposits decreased $2.0 million while the average cost of certificates of deposits increased 2 basis points to 1.42% at December 31, 2017.

Interest expense on FHLB advances increased $108,000 to $407,000 for the year ended December 31, 2017 from $299,000 for the year ended December 31, 2016. The average balance of advances increased $5.4 million to $29.3 million for the year ended December 31, 2017 compared to $23.9 million for the year ended December 31, 2016, while the average cost of these advances increased 14 basis points to 1.39% from 1.25%. The increase in the average balance of advances is due to management utilizing advances as a funding source for loan originations.

Net Interest Income. Net interest income increased $441,000, or 11.2%, to $4.4 million for the year ended December 31, 2017 from $3.9 million for the year ended December 31, 2016. Average net interest-earning assets increased $1.4 million compared to year end December 31, 2016. The interest rate spread increased to 2.81% for the year ended December 31, 2017 from 2.67% for the year ended December 31, 2016. The net interest margin increased to 2.97% for the year ended December 31, 2017 from 2.84% for the year ended December 31, 2016. The interest rate spread and net interest margin were impacted by the increase in interest rates during 2017.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses account described in Note 1 of our financial statements “Nature of Operations and Summary of Significant Accounting Policies,” we recorded a provision for loan losses of $30,000 for the year ended December 31, 2017 and a credit for loan losses of 121,000 for the year ended December 31, 2016. The allowance for loan losses was $1.4 million, or 0.91% of total loans, at December 31, 2017, compared to $1.3 million or 0.99% of total loans, at December 31, 2016. The increase in the provision for loan losses in 2017 compared to 2016 was due primarily to loan growth. The allowance for loan and lease losses methodology establishes a range of historic loss factors based on a look- back periods including five years, six years and seven years to mirror actual portfolio loss experience.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2017 and 2016. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $125,000, or 4.8%, to $2.5 million for the year ended December 31, 2017 from $2.6 million for the year ended December 31, 2016. The decrease was primarily due to a $390,000 decrease in gains on the sale of loans to $1.6 million in 2017 compared to $2.0 million in 2016, partially offset by an increase in other income of $234,000. The increase in other income is primarily attributable a decrease in the fair value adjustment mortgage servicing rights expense of $140,000. As a part of our operating strategy, we originate loans for sale to generate gains on the transactions and servicing fee income on the subsequent servicing rights generated from the sold loans. Mortgage servicing rights are valued quarterly and any gain or loss is recognized using the fair value method in that period.

Non-Interest Expense. Non-interest expense increased $338,000, or 6.1%, to $5.9 million for 2017 from $5.6 million for 2016. Salary and employee benefits expense increased $367,000 to $3.2 million in 2017 from $2.8 million in 2016 due to normal salary increases, an increase in the cost of medical insurance, incentive stock plan expense and one-time bonus, ranging from $500 to $1,000 paid to employees with the passage of the tax reform act at the end of 2017. Professional fees expense increased $65,000, or 32.8%, in 2017 due to additional legal work regarding the incentive stock plan and other legal matters. Loan costs increased $78,000, or 30.0%, to $337,000 in 2017 from $260,000 in 2016 primarily due to the decrease in lender credits extended on loan originations. Advertising expense decreased $68,000, or 39.8%. Deposit insurance premium expense decreased $47,000 as a result of lower FDIC assessment rates. Other non-interest expense decreased $41,000, or 7.1%, to $538,000 in 2017 from $579,000 in 2016 primarily due to decreased fraud losses and education expense.

Federal Income Taxes. The provision for income taxes decreased $315,000 to a tax expense of $34,000 in 2017. The decrease in income tax expense was primarily due to a revaluation of net deferred tax liabilities from changes in the tax law at the end of 2017. The revaluation of the net deferred tax liabilities resulted in a credit to the provision for income taxes of $256,000. The impact of the change in the tax law on our net deferred tax liabilities continues to be analyzed. Additional adjustments to our net deferred tax liabilities are not anticipated to have a material impact on our financial statements in 2018.

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

	For the Years Ended December 31,
	2017			2016
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$139,587	$5,706	4.09%	$130,186	$5,237	4.02%
Securities	1,372	1	0.07	2,081	24	1.15
Other (1)	6,116	82	1.34	6,063	36	0.59
Total interest-earning assets	147,075	5,789	3.94	138,330	5,297	3.83
Non-interest-earning assets	12,572			12,116
Total assets	$159,647			$150,446

Interest-bearing liabilities:
Savings	$24,179	20	0.08	$22,706	21	0.09
Interest-bearing demand	6,912	72	1.04	4,299	114	2.65
Certificates of deposit	64,615	919	1.42	66,621	933	1.40
Total deposits	95,706	1,011	1.06	93,626	1,068	1.14
FHLB borrowings	29,254	407	1.39	23,941	299	1.25
Total interest-bearing liabilities	124,960	1,418	1.13	117,567	1,367	1.16
Non-interest-bearing Demand	14,141			12,764
Other non-interest-bearing liabilities	2,084			2,542
Total non-interest-bearing liabilities	16,225			15,306
Total equity	18,462			17,573
Total liabilities and total equity	$159,647			$150,446
Net interest income		$4,371			$3,930
Net interest rate spread (2)			2.81			2.67
Net interest-earning assets (3)	$22,115			$20,763
Net interest margin (4)			2.97			2.84
Average interest-earning assets to interest-bearing liabilities			117.70			117.66

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, Fed Funds sold, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$735	$(266)	$469
Securities	(5)	(17)	(23)
Other	1	45	46
Total interest-earning assets	731	(238)	492

Interest-bearing liabilities:
Savings	1	(2)	(1)
Interest-bearing demand	23	(65)	(42)
Certificates of deposit	(26)	12	(14)
Total deposits	(2)	(55)	(57)
FHLB borrowings	89	19	108
Total interest-bearing liabilities	87	(36)	51

Change in net interest income	$644	$(202)	$441

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

The table below sets forth, as of December 31, 2017, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest		Estimated Increase (Decrease) in			Increase
Rates (basis	Estimated	NPV		NPV	(Decrease)
points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
		(Dollars in thousands)

+300	$23,025	$(11,000)	(32.33)%	14.31%	(524)
+200	27,051	(6,974)	(20.50)%	16.33%	(322)
+100	30,959	(3,066)	(9.01)%	18.18%	(137)
—	34,025	—	—%	19.55%	—
-100	33,095	(930)	(2.73)%	18.64%	(91)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2017, in the event of an instantaneous parallel 100 basis point decrease in interest rates, we would experience a 2.73% decrease in net portfolio value. In the event of an instantaneous 100 basis point increase in interest rates, we would experience a 9.01% decrease in net portfolio value.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)

+400	$4,546	(2.94)%
+300	4,627	(1.20)%
+200	4,705	0.46%
+100	4,738	1.16%
Level	4,684	—
-100	4,594	(1.92)%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Cincinnati. At December 31, 2017, we had $34.3 million outstanding in advances from the FHLB-Cincinnati, and had the capacity to borrow approximately an additional $40.5 million from the FHLB-Cincinnati and an additional $11.5 million on lines of credit available with three commercial banks.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used by operating activities was $185,000 for the year ended December 31, 2017 and net cash provided by operating activities was $1.4 million for the year ended December 31, 2016. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $15.3 million for the year ended December 31, 2017 and $10.5 million for the year ended December 31, 2016. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $14.6 million for the year ended December 31, 2017 and $11.9 million for the year ended December 31, 2016, resulting from our strategy of borrowing from the Federal Home Loan Bank of Cincinnati as a lower cost alternative to National CD Rateline.

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

Cincinnati Bancorp is a separate corporate entity from Cincinnati Federal and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is any dividend payments it may receive from Cincinnati Federal. In 2017, Cincinnati Federal paid $600,000 in dividends to Cincinnati Bancorp. See “Regulation and Supervision – Federal Banking Regulation – Capital Distributions” for a discussion of the regulations applicable to the ability of Cincinnati Federal to pay dividends. At December 31, 2017, Cincinnati Bancorp (on an unconsolidated basis) had liquid assets totaling $785,000.

At December 31, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $18.8 million, or 11.3% of adjusted total assets, which is above the well-capitalized required level of $8.3 million, or 5.0%; total risk-based capital of $20.2 million, or 16.5% of risk-weighted assets, which is above the well-capitalized required level of $12.2 million, or 10.0%; and common equity tier 1 risk based capital of $18.8 million, or 15.4%, of risk weighted assets, which is above the well-capitalized required level of $8.0 million, or 6.5%. At December 31, 2016, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $18.3 million, or 11.9% of adjusted total assets, which is above the well-capitalized required level of $7.7 million, or 5.0%; and total risk-based capital of $19.7 million, or 18.1% of risk-weighted assets, which is above the well-capitalized required level of $10.9 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at December 31, 2017 and 2016. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2017, we had outstanding commitments to originate loans of $6.4 million, unfunded lines of credit of $12.6 million and forward sale commitments of $5.5 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from December 31, 2017 totaled $33.3 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 18 to the Consolidated Financial Statements for the years ended December 31, 2017 and 2016 beginning on page F-48 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

The information required by this item is incorporated herein by reference to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Management of Market Risk.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, including supplemental data, of Cincinnati Bancorp begin on page F-1 of this Annual Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2017. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2017 is effective.

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

During the year ended December 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Corporate Governance”, “Items to be voted on by Stockholders’ – Item 1 Election of Directors” and “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership of Reporting Company” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the caption “Directors’ Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Certain Beneficial Owners” in the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders’.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Management” in the definitive Proxy Statement for the 2018 Annual Meeting of Stockholders’.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the captions “Corporate Governance – Director Independence” and “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2018 Annual Meeting of Stockholders under the caption “Items to be voted by Stockholders’ – Item 2 “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Balance Sheets at December 31, 2017 and 2016;
(C)	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016;
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017 and 2016;

(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017 and 2016;
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and
(G)	Notes to Consolidated Financial Statements at and for the years ended December 31, 2017 and 2016.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Charter of Cincinnati Bancorp (1)
3.2	Bylaws of Cincinnati Bancorp (1)
4	Form of Common Stock Certificate of Cincinnati Bancorp (1)
10.1	Employment Agreement by and between Cincinnati Federal Savings and Loan Association and Greg Myers (1)
10.2	Split Dollar Life Insurance Plan (1)
10.3	Cincinnati Federal Savings and Loan Association Director Retirement Plan (1)
10.4	Form of Cincinnati Federal Employee Stock Ownership Plan (1)
10.5	Cincinnati Bancorp 2017 Equity Incentive Plan (2)
21.0	Subsidiaries of the Registrant
23.0	Consent of Independent Registered Accounting Firm
31.1	Certification of Principal Executive Officer, Pursuant to Rule 15d-14(a)
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-202657), initially filed March 11, 2015.
(2)	Incorporated herein by reference to Appendix A to Definitive proxy Statement filed on April 13, 2017.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: March 30, 2018	/s/ Joseph V. Bunke
Joseph V. Bunke
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph V. Bunke	President	March 30, 2018
Joseph V. Bunke	(Principal Executive Officer)

/s/ Herbert C. Brinkman	Senior Vice President and Chief Financial Officer	March 30, 2018
Herbert C. Brinkman	(Principal Accounting and Financial Officer)

/s/ Robert A. Bedinghaus	Executive Chairman of the Board	March 30, 2018
Robert A. Bedinghaus

/s/ Henry C. Dolive, Ph.D.	Vice Chairman of the Board	March 30, 2018
Henry C. Dolive, Ph.D.

/s/ Harold L. Anness	Director	March 30, 2018
Harold L. Anness

/s/ Stuart H. Anness, M.D.	Director	March 30, 2018
Stuart H. Anness, M.D.

/s/ Andrew J. Nurre	Director	March 30, 2018
Andrew J. Nurre

/s/ Charles G. Skidmore	Director	March 30, 2018
Charles G. Skidmore

Cincinnati Bancorp

December 31, 2017 and 2016

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Cincinnati Bancorp

Cincinnati, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cincinnati Bancorp (Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BKD, LLP
BKD, LLP

We have served as the Company's auditor since 2011.
Cincinnati, Ohio
March 30, 2018

Cincinnati Bancorp

Consolidated Balance Sheets

December 31, 2017 and 2016

	2017	2016

Assets
Cash and due from banks	$2,567,495	$6,298,796
Interest-bearing demand deposits in banks	4,294,461	4,829,359
Federal funds sold	3,404,868	-

Cash and cash equivalents	10,266,824	11,128,155

Available-for-sale securities	910,222	1,779,199
Loans held for sale	2,221,084	1,314,737
Loans, net of allowance for loan losses of $1,360,072 and $1,326,264, respectively	147,020,218	131,103,482
Premises and equipment, net	2,525,484	2,590,206
Federal Home Loan Bank stock	1,021,100	908,000
Interest receivable	448,727	383,238
Mortgage servicing rights	909,821	730,164
Federal Home Loan Bank lender risk account receivable	1,708,593	1,705,613
Bank-owned life insurance	3,254,330	3,172,651
Other assets	166,523	158,349

Total assets	$170,452,926	$154,973,794

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$22,957,095	$18,954,832
Savings	23,839,361	23,697,259
Certificates of Deposits	67,151,270	65,439,535
Total deposits	113,947,726	108,091,626

Federal Home Loan Bank advances	34,309,810	25,559,370
Advances from borrowers for taxes and insurance	1,480,777	1,421,899
Interest payable	38,626	24,232
Directors deferred compensation	440,632	419,922
Other liabilities	783,962	982,030

Total liabilities	151,001,533	136,499,079

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	126,612	82,242

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value 1,752,947 and 1,719,250 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	17,192	17,192
Additional paid-in-capital	6,172,924	6,158,071
Unearned ESOP Shares	(539,176)	(584,107)
Retained earnings - substantially restricted	13,877,826	13,002,585
Accumulated other comprehensive loss	(203,985)	(201,268)

Total stockholders' equity	19,324,781	18,392,473

Total liabilities and stockholders' equity	$170,452,926	$154,973,794

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Income

Years Ended December 31, 2017 and 2016

	2017	2016
Interest and Dividend Income
Loans, including fees	$5,706,079	$5,237,039
Securities	1,626	24,057
Dividends on Federal Home Loan Bank stock and other	81,937	35,933
Total interest and dividend income	5,789,642	5,297,029

Interest Expense
Deposits	1,011,157	1,068,000
Federal Home Loan Bank advances	407,269	299,213
Total interest expense	1,418,426	1,367,213

Net Interest Income	4,371,216	3,929,816

Provision (Credit) for Loan Losses	30,000	(121,000)

Net Interest Income After Provision (Credit) for Loan Losses	4,341,216	4,050,816

Noninterest Income
Gain on sales of loans	1,607,898	1,997,620
Mortgage servicing fees	193,951	163,669
Other	675,014	441,009
Total noninterest income	2,476,863	2,602,298

Noninterest Expense
Salaries and employee benefits	3,196,892	2,829,465
Occupancy and equipment	440,919	429,236
Directors compensation	197,500	260,000
Data processing	563,293	541,679
Professional fees	262,300	197,537
Franchise tax	148,868	139,746
Deposit insurance premiums	38,600	86,034
Advertising	102,097	169,646
Software Licenses	84,655	78,556
Loan costs	337,316	259,554
Net losses (gains) on sales of foreclosed assets	(873)	637
Other	537,676	578,876
Total noninterest expense	5,909,243	5,570,966

Income Before Income Tax	908,836	1,082,148

Provision for Income Taxes	33,595	348,568

Net Income	$875,241	$733,580

Earnings per common share - basic	$0.52	$0.44
Earnings per common share - diluted	$0.52	$0.44
Weighted-average shares outstanding - basic	1,670,946	1,658,592
Weighted-average shares outstanding - diluted	1,670,946	1,658,592

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2017 and 2016

	2017	2016

Net Income	$875,241	$733,580

Other Comprehensive Income (Loss):
Net unrealized (losses) gains on available-for-sale securities	(18,259)	21,416
Tax benefit (expense)	6,208	(7,281)
Changes in directors' retirement plan prior service costs	14,143	43,884
Tax expense	(4,809)	(14,921)
Other comprehensive (loss) income	(2,717)	43,098

Comprehensive Income	$872,524	$776,678

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2017 and 2016

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Unearned ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity

Balance, January 1, 2016	$17,192	$6,203,002	$(629,039)	$12,269,005	$(244,366)	$17,615,794

ESOP shares subject to mandatory redemption	-	(40,636)	-	-	-	(40,636)
ESOP Shares Earned	-	(4,295)	44,932	-	-	40,637
Net income	-	-		733,580	-	733,580
Other comprehensive income	-	-	-	-	43,098	43,098

Balance, December 31, 2016	$17,192	$6,158,071	$(584,107)	$13,002,585	$(201,268)	$18,392,473

ESOP shares subject to mandatory redemption	-	(44,370)	-	-	-	(44,370)
ESOP shares earned	-	-	44,931	-	-	44,931
Stock based compensation expense	-	59,223	-	-	-	59,223
Net income	-	-	-	875,241	-	875,241
Other comprehensive loss	-	-	-	-	(2,717)	(2,717)

Balance, December 31, 2017	$17,192	$6,172,924	$(539,176)	$13,877,826	$(203,985)	$19,324,781

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2017 and 2016

	2017	2016

Operating Activities
Net income	$875,241	$733,580
Items not requiring (providing) cash:
Depreciation and amortization	136,873	146,762
Provision (credit) for loan losses	30,000	(121,000)
Amortization of premiums and discounts on securities	29,622	22,346
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	32,030	45,731
Change in deferred income taxes	182,175	144,977
Gain on sale of loans	(1,607,898)	(1,997,620)
Proceeds from the sale of loans held for sale	58,086,318	65,870,678
Origination of loans held for sale	(57,384,767)	(62,743,616)
Net (gain) loss on sale of foreclosed assets	(873)	637
Earnings on cash surrender value of bank-owned life insurance	(81,679)	(87,666)
Stock based compensation expense	59,223	-
ESOP shares earned	44,931	40,637
Changes in:
Interest receivable	(65,489)	(24,135)
Mortgage servicing rights	(179,657)	(99,848)
Federal Home Loan Bank lender risk account receivable	(2,980)	(318,202)
Other assets	(8,174)	(8,987)
Interest payable	14,394	7,101
Other liabilities	(343,991)	(179,313)
Net cash (used) provided in operating activities	(184,701)	1,432,062

Investing Activities
Proceeds from maturities of available-for-sale securities	821,096	713,171
Purchase of Federal Home Loan Bank stock	(113,100)	(19,900)
Net change in loans	(15,984,686)	(11,202,551)
Purchase of premises and equipment	(72,151)	(45,964)
Proceeds from sales of foreclosed assets	38,823	29,029
Net cash used in investing activities	(15,310,018)	(10,526,215)

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Cash Flows (Continued)

Years Ended December 31, 2017 and 2016

	2017	2016

Financing Activities
Net increase in deposits	5,856,100	5,076,906
Proceeds from Federal Home Loan Bank advances	155,906,000	159,679,465
Repayment of Federal Home Loan Bank advances	(147,187,590)	(152,979,465)
Net decrease in advances from borrowers for taxes and insurance	58,878	140,863
Net cash provided by financing activities	14,633,388	11,917,769

(Decrease) Increase in Cash and Cash Equivalents	(861,331)	2,823,616
Cash and Cash Equivalents, Beginning of Period	11,128,155	8,304,539
Cash and Cash Equivalents, End of Period	$10,266,824	$11,128,155

Supplemental Cash Flows Information
Interest paid	$1,404,032	$1,360,112
Income taxes paid	174,717	327,668
Real estate acquired in settlement of loans	37,950	29,029

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Note 1:	Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Cincinnati Bancorp (“Company”) is the mid-tier holding company for Cincinnati Federal, a federally chartered stock savings and loan association (the “Bank”) that is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Hamilton County, Ohio and surrounding areas. On October 14, 2015, the Bank reorganized into the mutual holding company structure. As part of the reorganization, the Company sold 773,663 shares of common stock at a price of $10.00 per share in a public offering and issued 945,587 shares of common stock to CF Mutual Holding Company, the Company’s parent mutual holding company. The Company is subject to competition from other financial institutions. The Company is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Principles of Consolidation

The accompanying consolidated financial statements include Cincinnati Bancorp and its wholly subsidiary, Cincinnati Federal, together referred to as “the Company.” Intercompany transactions and balances have been eliminated in consolidation.

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

December 31, 2017 and 2016

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

December 31, 2017 and 2016

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net noninterest expense from foreclosed assets. There was no valuation allowances established during 2017 or 2016.

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

Employee Stock Ownership Plan (“ESOP”)

The cost of the ESOP, but not yet earned, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce annual ESOP debt service. As of December 31, 2017, 13,479 shares have been allocated to eligible participants in the ESOP. (See Note 12 – Employee and Director Benefits).

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

December 31, 2017 and 2016

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

With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2014. As of December 31, 2017 and December 31, 2016, the Company had no uncertain tax positions.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income includes unrealized gains (losses) on available-for-sale securities and changes in the funded status of the directors’ retirement plan.

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Subsidiary and Other Activities

The Bank had no subsidiaries in 2017. During the second quarter of 2016, Cincinnati Federal ceased operations of the Bank’s wholly-owned subsidiary, Cincinnati Federal Investment Services, LLC. The termination of Cincinnati Federal Investment Services, LLC did not have a material impact on operations. Cincinnati Federal Investment Services, LLC is currently inactive.

Note 2:	Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-Sale Securities:
December 31, 2017:
Mortgage-backed securities of government sponsored entities	$909,161	$4,470	$(3,409)	$910,222

December 31, 2016:
Mortgage-backed securities of government sponsored entities	$1,759,879	$19,320	$-	$1,779,199

There were no sales of available-for-sale securities during the years ended December 31, 2017 or 2016.

Total fair value of investments at December 31, 2017 reported at less than historical cost was $785,539 and was approximately 86% of the Company’s investment portfolio. The decline primarily resulted from changes in market interest rates. There were no securities reported at less than historical cost at December 31, 2016.

Expected maturities on mortgage-backed securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2017 and 2016, the Company’s investments consisted entirely of mortgage-backed securities which are not due at a single maturity date.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2017:
Mortgage-backed securities of government sponsored entities	$785,539	$(3,409)	$-	$-	$785,539	$(3,409)

There were no securities in a continuous loss position at December 31, 2016.

Note 3:	Loans and Allowance for Loan Losses

Categories of loans at December 31, 2017 and December 31, 2016 include:

	December 31,	December 31,
	2017	2016

One to four family mortgage loans -owner occupied	$77,532,809	$69,651,176
One to four family - investment	11,354,976	11,818,901
Multi-family mortgage loans	23,895,594	21,350,885
Nonresidential mortgage loans	18,138,584	13,654,705
Construction and land loans	6,173,341	3,886,915
Real estate secured lines of credit	11,713,943	12,595,769
Commercial loans	334,628	512,559
Other consumer loans	471,386	16,875
Total loans	149,615,261	133,487,785

Less:
Net deferred loan costs	(479,795)	(427,936)
Undisbursed portion of loans	1,714,766	1,485,975
Allowance for loan losses	1,360,072	1,326,264

Net loans	$147,020,218	$131,103,482

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

December 31, 2017 and 2016

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2017 and December 31, 2016:

	2017
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264
Provision (credit) charged to expense	(78,305)	42,046	65,601	29,380	18,372	(51,553)	(4,982)	9,441	30,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	3,808	-	-	-	-	-	-	-	3,808
Balance, end of year	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072

Ending balance: Individually evaluated for impairment	$-	$42,396	$9,055	$-	$-	$-	$-	$-	$51,451

Ending balance: Collectively evaluated for impairment	$338,697	$129,278	$231,841	$196,811	$82,669	$312,638	$6,934	$9,753	$1,308,621
Loans:
Ending balance	$77,532,809	$11,354,976	$23,895,594	$18,138,584	$6,173,341	$11,713,943	$334,628	$471,386	$149,615,261

Ending balance: Individually evaluated for impairment	$747,022	$1,111,110	$641,502	$179,558	$-	$39,687	$-	$-	$2,718,879

Ending balance: Collectively evaluated for impairment	$76,785,787	$10,243,866	$23,254,092	$17,959,026	$6,173,341	$11,674,256	$334,628	$471,386	$146,896,382

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

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

December 31, 2017 and 2016

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2017 and 2016:

	2017

	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$77,239,158	$9,723,639	$23,254,092	$17,341,292	$6,173,341	$11,021,251	$334,628	$471,386	$145,558,787
Special mention	-	384,819	-	617,734	-	489,700	-	-	1,492,253
Substandard	293,651	1,246,518	641,502	179,558	-	202,992	-	-	2,564,221
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$77,532,809	$11,354,976	$23,895,594	$18,138,584	$6,173,341	$11,713,943	$334,628	$471,386	$149,615,261

	2016

	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$69,445,763	$9,432,892	$20,820,522	$12,661,827	$3,886,915	$11,836,642	$512,559	$16,875	$128,613,995
Special mention	-	740,564	-	678,059	-	548,343	-	-	1,966,966
Substandard	205,413	1,645,445	530,363	314,819	-	210,784	-	-	2,906,824
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$69,651,176	$11,818,901	$21,350,885	$13,654,705	$3,886,915	$12,595,769	$512,559	$16,875	$133,487,785

Pass portfolio within table above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and the allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the year ended December 31, 2017.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2017 and December 31, 2016:

	2017
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$92,143	$-	$144,357	$236,500	$77,296,309	$77,532,809	$-
One to Four Family - Investment	-	-	8,755	8,755	11,346,221	11,354,976	-
Multi-family mortgage loans	-	-	-	-	23,895,594	23,895,594	-
Nonresidential mortgage loans	-	-	-	-	18,138,584	18,138,584	-
Construction & Land Loans	-	-	-	-	6,173,341	6,173,341	-
Real estate secured lines of credit	80,000	-	-	80,000	11,633,943	11,713,943	-
Commercial Loans	-	-	-	-	334,628	334,628	-
Other consumer loans	-	-	-	-	471,386	471,386	-

Total	$172,143	$-	$153,112	$325,255	$149,290,006	$149,615,261	$-

	2016
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$85,844	$10,416	$37,950	$134,210	$69,516,966	$69,651,176	$-
One to Four Family - Investment	-	-	10,425	10,425	11,808,476	11,818,901	-
Multi-family mortgage loans	-	-	-	-	21,350,885	21,350,885	-
Nonresidential mortgage loans	-	-	-	-	13,654,705	13,654,705	-
Construction & Land Loans	-	-	-	-	3,886,915	3,886,915	-
Real estate secured lines of credit	80,000	-	9,861	89,861	12,505,908	12,595,769	-
Commercial Loans	-	-	-	-	512,559	512,559	-
Other consumer loans	4,072	-	-	4,072	12,803	16,875	-

Total	$169,916	$10,416	$58,236	$238,568	$133,249,217	$133,487,785	$-

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

The following tables present impaired loans at and for the years ended December 31, 2017 and 2016:

	2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$747,022	$747,022	$-	$753,098	$28,104
One to Four family - Investment	574,375	574,375	-	587,247	34,059
Multi-family mortgage loans	522,818	522,818	-	522,817	38,940
Nonresidential mortgage loans	179,558	179,558	-	186,670	12,352
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	39,687	39,687	-	42,229	3,540
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	494,339	536,735	42,396	546,369	25,911
Multi-family mortgage loans	109,629	118,684	9,055	120,196	8,153
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,667,428	$2,718,879	$51,451	$2,758,626	$151,059

	2016
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$661,329	$661,329	$-	$490,944	$20,265
One to Four family - Investment	590,649	590,649	-	601,128	31,977
Multi-family mortgage loans	530,364	530,364	-	533,691	40,083
Nonresidential mortgage loans	193,553	193,553	-	199,035	12,570
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	35,000	35,000	-	38,647	1,972
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	617,244	664,345	47,101	673,934	36,525
Multi-family mortgage loans	112,210	121,265	9,055	122,577	9,183
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,740,349	$2,796,505	$56,156	$2,659,956	$152,575

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Interest income recognized on a cash basis was not materially different than interest income recognized.

The following table presents the Company’s nonaccrual loans at December 31, 2017 and 2016. This table excludes accruing TDRs.

	2017	2016

One- to four-family mortgage loans	$144,357	$37,950
One to four family - Investment	8,755	10,425
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Land loans	-	-
Real estate secured lines of credit	-	9,861
Commercial Loans	-	-
Other consumer loans	-	-

Total	$153,112	$58,236

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

At December 31, 2017, the Company had no loans that were modified as TDRs and that were impaired and there were no troubled debt restructurings during the year.

At December 31, 2016, the Company had a number of loans that were modified as TDRs and were impaired. The modifications of terms included one or a combination of the following: an extension of maturity, a reduction of the stated interest rate or a permanent reduction of the recorded investment in the loan.

The following table presents information regarding newly classified TDRs by class for the year ended December 31, 2016:

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

The TDRs described above did not increase the allowance for loan losses or result in any charge-offs during the years ended December 31, 2017 and 2016, respectively.

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

The Company had no TDRs modified during the year ended December 31, 2017 that subsequently defaulted. There was one TDR modified during the year ended December 31, 2016 that was not performing under modified terms as of December 31, 2017. The net balance of the TDR was $14,300 as of December 31, 2017.

As of December 31, 2017, borrowers with loans designated as TDRs and totaling $845,400 of residential real estate loans and $641,500 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms.

There was no foreclosed residential real estate property at December 31, 2017. There were four consumer mortgage loans in process of foreclosure at December 31, 2017 with a carrying amount of $153,100.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Note 4:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2017	2016

Land	$596,762	$596,762
Buildings and improvements	3,508,083	3,447,604
Furniture and equipment	870,964	859,292
	4,975,809	4,903,658
Less accumulated depreciation	(2,450,325)	(2,313,452)

Net premises and equipment	$2,525,484	$2,590,206

Note 5:	Loan Servicing

Loans serviced for others are not included in the accompanying balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balance of residential mortgage loans serviced for others was $82,923,341 and $75,476,650 at December 31, 2017 and 2016, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2017 and December 31, 2016:

	2017	2016

Fair value as of the beginning of the period	$730,164	$630,316
Recognition of mortgage servicing rights on the sale of loans	193,792	246,104
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(14,135)	(146,256)

Fair value at the end of the period	$909,821	$730,164

Contractually specified servicing fees were approximately $194,000 and $163,700 for the years ended December 31, 2017 and December 31, 2016, respectively.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Certain loan sale transactions with the FHLB provide for establishment of a LRA. The LRA consists of amounts withheld from the loan sale proceeds by the FHLB for absorbing potential losses on those loans sold. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on those loans sold. The LRA funds withheld to settle these potential losses totaled approximately $2,660,800 and $2,604,400 at December 31, 2017 and December 31, 2016, respectively; however, these receivables are recorded at fair value at the time of sale, which includes consideration of potential credit losses, at the time of the establishment of the LRA. In the event that the credit losses do not exceed the withheld funds, the LRA agreements provide for payment of these funds to the Company in seven annual installments beginning five years after the sale date or in 26 annual installments, beginning five years after the sale date. The carrying value of the LRA is equal to the initial fair value plus an interest component less any cash receipts, which totaled approximately $1,708,600 and $1,705,600 at December 31, 2017 and December 31, 2016, respectively. The Company had mandatory delivery contracts outstanding as of December 31, 2017 of $1.6 million.

Note 6:	Time Deposits

Time deposits in denominations of $250,000 or more were approximately $6,849,700 and $6,952,900 at December 31, 2017 and December 31, 2016, respectively. Deposit amounts in excess of $250,000 are not insured by the FDIC.

At December 31, 2017 and December 31, 2016, the scheduled maturities of time deposits were as follows:

	2017	2016

One year or less	$33,273,570	$28,140,152
Over one year to two years	22,444,847	17,233,541
Over two years to three years	6,120,937	10,728,134
Over three years to four years	4,364,522	5,004,988
Over four years to five years	929,422	4,315,882
Thereafter	17,972	16,838

	$67,151,270	$65,439,535

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Interest expense during the years ended December 31, 2017 and 2016 for each major category of deposits was as follows:

	2017	2016

Deposit Type:

Savings	$20,453	$20,801
Interest Bearing Demand	71,454	114,312
Certificates of Depostits	919,250	932,887

Total Deposit Interest Expense	$1,011,157	$1,068,000

Note 7:	Federal Home Loan Bank Advances

FHLB advances are secured by a blanket pledge of qualifying mortgage loans totaling approximately $101,932,900 and $90,545,900 and the Company’s investment in FHLB stock at December 31, 2016 and December 31, 2015, respectively. Advances, at interest rates ranging from 0.87% to 3.12%, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of FHLB advances at December 31, 2017 and 2016 are as follows:

	2017	2016

One year or less	$21,634,000	$14,040,591
Over one year to two years	10,650,000	8,500,000
Over two years to three years	2,038,152	1,800,000
Over three years to four years	-	1,263,152
	34,322,152	25,603,743
Deferred prepayment penalty, net of amortization	(12,342)	(44,373)

	$34,309,810	$25,559,370

During 2014 and previous years, the Company prepaid certain FHLB advances which resulted in prepayment penalties. There were prepayments that resulted in prepayment penalties in 2014 totaling $713,579. There were no prepayments that resulted in prepayment penalties since 2014.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Note 8:	Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2017 and December 31, 2016:

	2017	2016

Taxes currently payable	$215,770	$203,591
Deferred income taxes	(182,175)	144,977

Income tax expense	$33,595	$348,568

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

	2017	2016

Computed at the statutory rate (34%)	$309,004	$367,930
Increase (decrease) resulting from
Deferred tax re-valuation	(229,969)	-
Bank-owned life insurance	(27,771)	(29,807)
Other	(17,669)	10,445

Actual tax expense	$33,595	$348,568

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2017	2016

Computed at the statutory rate (34%)	34.00%	34.00%
Increase (decrease) resulting from Change in effective tax rate	(25.30)%	-
Bank-owned life insurance	(3.06)%	(2.75)%
Other	(1.94)%	0.96%

Effective tax rate	3.70%	32.21%

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

The tax effects of temporary differences related to deferred taxes shown on the balance sheets at December 31, 2017 and December 31, 2016 were:

	2017	2016

Deferred tax assets
Allowance for loan losses	$267,953	$450,930
Loans held for sale	12,000	10,489
Directors' Retirement Plan	92,533	142,773
Other	36,914	-
	409,400	604,192
Deferred tax liabilities
Deferred loan costs	(100,757)	(145,498)
Prepaid penalties on FHLB advances	(2,592)	(15,087)
Dividends on FHLB stock	(103,227)	(167,129)
Mortgage servicing rights	(191,062)	(248,256)
FHLB lender risk account receivable	(358,805)	(579,908)
Depreciation	(15,116)	-
Unrealized gains on available-for-sale securities	(223)	(6,569)
	(771,782)	(1,162,447)

Net deferred tax liability	$(362,382)	$(558,255)

On December 22, 2017, tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, resulting in significant modifications to existing tax law. As a result of the changes under the Tax Act, the Company recorded an incremental income tax benefit of $229,969 during the year ended December 31, 2017, which consisted primarily of the remeasurement of deferred tax assets and liabilities at the new federal statutory rate of 21%. Prior to the enactment of the Tax Act, deferred tax assets and liabilities were measured at the previous federal statutory rate of 34%.

Retained earnings at both December 31, 2017 and December 31, 2016, include approximately $766,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $160,900 and $260,000 at December 31, 2017 and December 31, 2016, respectively.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Note 9:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in equity, are as follows:

	December 31,	December 31,
	2017	2016

Net unrealized gain on available for sale securities	$700	$12,751

Directors' Retirement Plan	(310,262)	(324,404)

Tax benefit	105,577	110,385

Net of tax amount	$(203,985)	$(201,268)

Note 10:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 2017 and December 31, 2016, the Bank met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 1.25% at December 31, 2017.

As of December 31, 2017, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

As of December 31, 2017

Total risk-based capital (to risk-weighted assets)	$20,158	16.5%	$9,789	8.0%	$12,236	10.0%

Tier I capital (to risk-weighted assets)	18,798	15.4%	7,342	6.0%	9,789	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,798	15.4%	5,506	4.5%	7,953	6.5%

Tier I capital (to adjusted total assets)	18,798	11.3%	6,633	4.0%	8,291	5.0%

As of December 31, 2016

Total risk-based capital (to risk-weighted assets)	$19,657	18.1%	$8,682	8.0%	$10,853	10.0%

Tier I capital (to risk-weighted assets)	18,331	16.9%	6,512	6.0%	8,682	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,331	16.9%	4,884	4.5%	7,054	6.5%

Tier I capital (to adjusted total assets)	18,331	11.9%	6,164	4.0%	7,705	5.0%

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

The following is a reconciliation of the Bank’s equity capital under accounting principles generally accepted in the United States of America to Tier 1 and Total risk-based capital:

	2017	2016
	(in thousands)

Regulatory Capital:
Stockholders' Equity	$18,594	$18,130
Disallowed servicing and other	-	-
Accumulated other comprehensive loss	(204)	(201)
Tier 1 risk -based capital	18,798	18,331
Eligible Allowance for loan losses (1)	1,360	1,326
Total risk-based capital	$20,158	$19,657

(1)	Limited to 1.25% of risk-weighted assets

Note 11:	Related Party Transactions

At December 31, 2017 and December 31, 2016, the Company had loans outstanding to executive officers, directors and their affiliates (related parties). Annual activity consisted of the following:

	2017	2016

Beginning balance	$987,958	$1,035,000
New Loans	-	-
Repayments	57,862	47,042
Ending balances	$930,096	$987,958

In management’s opinion, such loans and other extensions of credit are consistent with sound lending practices and are within applicable regulatory lending limitations. In management’s opinion these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Company at December 31, 2017 and December 31, 2016 totaled $1,083,300 and $1,157,200, respectively.

Note 12:	Employee and Director Benefits

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s contributions to the plan are determined annually by the Board of Directors of Cincinnati Federal. Contributions to the plan were approximately $77,000 and $93,600 for the years ended December 31, 2017 and December 31, 2016, respectively.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was approximately $44,900 and $40,600 for the years ended December 31, 2017 and December 31, 2016, respectively.

A summary of the ESOP shares as of December 31, 2017 and 2016 are as follows:

	December 31,	December 31,
	2017	2016

Shares released to participants	8,986	4,493
Share allocated to participants	4,493	4,493
Unreleased shares	53,918	58,411
Total	67,397	67,397

Fair Value of unreleased shares	$593,098	$598,713

In the event the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. At December 31, 2017, the fair value of these shares is $98,846. In addition, there are no outstanding shares held by former employees that are subject to an ESOP related repurchase option.

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2017	2016

Change in benefit obligation:
Beginning of year	$419,921	$421,094
Service cost	10,633	14,245
Interest cost	13,863	16,977
Loss/(gain)	11,213	(17,395)
Benefits paid	(15,000)	(15,000)

End of year	$440,630	$419,921

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2017	2016

Prior service cost	$25,280	$25,280
Net loss	$860	$77

The accumulated benefit obligation for the benefit plan was $440,630 and $419,921 at December 31, 2017, and December 31, 2016, respectively.

The estimated prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $25,280.

	2017	2016

Components of net periodic benefit cost:
Service cost	$10,633	$14,245
Interest Cost	13,863	16,977
(Gain)/loss recognized	77	1,212
Prior service cost	25,280	25,280

	$49,853	$57,714

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

The retiree accrued liability expected to be reversed from the plan as of December 31, 2017 and December 31, 2016 is as follows:

	2017	2016

One year or less	$15	$15
Over one year to two years	30	15
Over two years to three years	30	30
Over three years to four years	30	30
Over four years to five years	30	30
Thereafter	105	105

	$240	$225

Significant assumptions for the benefit plan liability include the following as of December 31, 2017 and 2016:

	2017	2016

Weighted average assumptions used to determine benefit cost obligation:

Discount Rate	4.05%	4.27%

Note 13:	Operating Lease Income

The Company has two operating leases where it acts as lessor to two different tenants for office space. One lease expires in November 2021 and has three additional renewal options for five years each. The other lease expired in June 2016 and the current tenant leases month to month. Rental income for these leases was approximately $91,800 and $120,900 for the years ended December 31, 2017 and December 31, 2016, respectively.

Future minimum lease receipts under the operating lease are:

December 31, 2017

One year or less	$67,452
Over one year to two years	67,452
Over two years to three years	67,452
Over three years to four years	67,452
Over four years to five years	67,452
Thereafter	67,452

Total minimum lease receipts	$404,712

 Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2017 and December 31, 2016:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2017
Mortgage-backed securities of government sponsored entities	$910,222	$-	$910,222	$-
Mortgage servicing rights	909,821	-	-	909,821

December 31, 2016
Mortgage-backed securities of government sponsored entities	$1,779,199	$-	$1,779,199	$-
Mortgage servicing rights	730,164	-	-	730,164

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such assets pursuant to the valuation hierarchy.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2017	2016

Fair value as of the beginning of the period	$730,164	$630,316
Recognition of mortgage servicing rights on the sale of loans	193,792	246,104
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(14,135)	(146,256)

Fair value at the end of the period	$909,821	$730,164

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level of hierarchy in which the fair value measurements fall at December 31, 2017 and 2016.

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2017

Collateral-dependent impaired loans	$153,112	$-	$-	$153,112

December 31, 2016

Collateral-dependent impaired loans	$37,950	$-	$-	$37,950

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2017 and 2016:

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$909,821	Discounted cash flow	Discount rate PSA prepayment speeds	10% 130%-272%
Impaired loans (collateral dependent)	$153,112	Market comparable properties	Marketability discount	10%-15% (12%)

	Fair Value at December 31, 2016	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$730,164	Discounted cash flow	Discount rate PSA prepayment speeds	10% 167%-407%
Impaired loans (collateral dependent)	$37,950	Market comparable properties	Marketability discount	10%-15% (12%)

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

December 31, 2017 and 2016

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2017 and 2016, the fair value of commitments were not material.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

The following table presents estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2017
Financial Assets:
Cash and cash equivalents	$10,266,824	$10,266,824	$-	$-
Loans held for sale	2,221,084	-	2,278,225	-
Loans, net of allowance for loan losses	147,020,218	-	-	149,839,913
Federal Home Loan Bank stock	1,021,000	1,021,000	-	-
Interest receivable	448,727	-	448,727	-
Federal Home Loan Bank lender risk account receivable	1,708,593	-	-	1,762,223

Financial Liabilities:
Deposits	113,947,726	46,796,456	66,965,227	-
Federal Home Loan Bank advances	34,309,810	-	34,222,713	-
Advances from borrowers for taxes and insurance	1,480,777	-	1,480,777	-
Interest payable	38,626	-	38,626	-

December 31, 2016
Financial Assets:
Cash and cash equivalents	$11,128,155	$11,128,155	$-	$-
Loans held for sale	1,314,737	-	1,387,954	-
Loans, net of allowance for loan
losses	131,103,482	-	-	133,341,700
Federal Home Loan Bank stock	908,000	908,000	-	-
Interest receivable	383,238	-	383,238	-
Federal Home Loan Bank lender risk account receivable	1,705,613	-	-	1,729,430

Financial Liabilities:
Deposits	108,091,626	37,090,482	65,707,476	-
Federal Home Loan Bank advances	25,559,370	-	25,648,512	-
Advances from borrowers for taxes and insurance	1,421,899	-	1,421,899	-
Interest payable	24,232	-	24,232	-

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Note 15:	Commitments and Credit Risk

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

The dollar amount of commitments to fund fixed rate loans at December 31, 2017 and 2016 follows:

	December 31,		December 31,
	2017		2016
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range
Commitments to fund fixed-rate loans	$3,247,703	3.75% - 4.50%	$1,718,522	3.75% - 4.875%

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Loan commitments outstanding at December 31, 2017 and December 31, 2016 were composed of the following:

	December 31,	December 31,
	2017	2016

Commitments to originate loans	$6,360,251	$5,743,092
Forward sale commitments	5,468,787	3,275,626
Lines of credit	12,637,670	9,876,931

Note 16:	Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s ESOP that are unallocated and not committed to be released. There were no dilutive shares at December 31, 2017 or December 31, 2016.

The computations are as follows for December 31, 2017 and 2016:

	2017	2016

Net Income	$875,241	$733,580
Less allocation of earnings to participating securities	10,846	-
Net income allocated to common shareholders	864,395	733,580

Shares outstanding for basic earnings per share:

Weighted Average shares outstanding:	1,725,989	1,719,250
Less: Average Unearned ESOP and unvested restricted stock:	55,043	60,658
	1,670,946	1,658,592

Basic earnings per common share:	$0.52	$0.44

Effect of dilutive securities:
Stock Options	-	-
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,670,946	1,658,592
Diluted earnings per share:	$0.52	$0.44

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Note 17:	Equity Incentive Plan

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

 No options granted under the 2017 Plan were exercisable at December 31, 2017.

In June 2017, the Company awarded 33,697 restricted shares to members of the Board of Directors and certain members of management. The restricted stock awards have a five year vesting period. Shares of restricted stock granted to employees under the 2017 Plan are subject to vesting based on continuous employment for a specified time period following the date of grant. During the restricted period, the holder is entitled to full voting rights and dividends, thus are considered participating securities.

 Total compensation cost recognized in the income statement for share-based payment arrangements during the twelve months ended December 31, 2017 was $59,223.

 As of December 31, 2017, there was approximately $456,600 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 5 years.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Note 18:	Recent Accounting Pronouncements

Cincinnati Bancorp is an “emerging growth company.” As an “emerging growth company”, we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to the financial statements of public companies that comply with such new or revised accounting standards.

FASB ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

ASU No. 2018-02 was issued in February 2018 and addresses a narrow-scope financial reporting issue that arose as a consequence of the passage of H.R. 1, originally known as the “Tax Cuts and Jobs Act.” GAAP requires adjustment of deferred tax assets and liabilities for the effect of a change in tax laws or rates with the effect to be included in income from continuing operations in the reporting period that includes the enactment date. This guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income rather than in income from continuing operations. As a consequence, the tax effects of items within accumulated other comprehensive income, referred to as stranded tax effects in the update, do not reflect the appropriate tax rate. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. Because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Cincinnati Bancorp early adopted ASU No. 2018-02 January 1, 2018 and reclassified its stranded tax effects totaling approximately $40,400 (credit) into retained earnings.

FASB ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) – Scope Modification Accounting

In May 2017 the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting. The amendments in this update provide guidance about which the terms or conditions of share-based payment award require an entity to apply modifications accounting. The amendments in this update will be applied prospectively to an award modified on or after the adoption date. The amendments in ASU 2017-09 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2017. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

FASB ASU 2017-07, Compensation – Retirement Benefits (Topic 715)

ASU No. 2017-07 was issued in March 2017 and applies to all employers that offer to their employees defined benefit pension plans, other postretirement benefit plans, or other types of benefits accounted for under Topic 715. The amendments in this update require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost, as defined, are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. If a separate line item or items are not used, the line item or items used in the income statement to present the other components of net benefit cost must be disclosed. The amendments in ASU No. 2017-07 are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods. For other entities, the amendments in this update are effective for annual periods beginning after December 15, 2018, and interim periods beginning after December 15, 2019. The amendments in this update are to be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

FASB ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), ("ASU 2016-15"). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company has assessed ASU 2016-15 and does not expect a significant impact on its accounting and disclosures.

FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments.” This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues collecting and retaining historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Note 3.

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

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

For finance leases, a lessee shall recognize in the statement of income interest on the lease liability separately from the amortization of the right-of-use asset. Amortization of the right-to-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. The impact is not expected to have a material effect on the Company’s financial position or results of operations since the Company does not have a material amount of lease agreements.

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. Adoption of the standard did not have a significant impact on its fair value and other disclosure requirements. For additional information on fair value of assets and liabilities, see Note 14.

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Public entities should apply the amendments in ASU 2014-09 to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, a public entity would be required to apply the new revenue standard beginning in the first interim period within the period of adoption). Nonpublic entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 31, 2018, and to interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company continues to assess the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on its accounting and disclosures. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. Management continues to evaluate those revenue streams that could be impacted by the amendments. The analysis includes identification of potential performance obligations and revenue principles. The adoption of ASU 2014-09 is not expected to have a material impact on the Bank’s accounting and disclosures.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Note 19:	Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Company:

	Condensed Balance Sheet

	2017	2016
Assets

Cash and due from banks	$784,883	$320,608
Investment in bank subsidiary	18,594,877	18,129,981
Other assets	71,633	24,126

Total Assets	$19,451,393	$18,474,715

Liabilities

Temporary Equity

ESOP shares subject to mandatory redemption	$126,612	$82,242

Stockholders' Equity	19,324,781	18,392,473

Total temporary equity and stockholders' equity	$19,451,393	$18,474,715

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Condensed Statement of Operations and Comprehensive Income

	2017	2016

Dividend Income	$600,000	$-

Noninterest Expense	$135,726	$70,547

Income(loss) before federal income tax benefits and equity in undistributed income of the subsidiary	464,274	(70,547)

Federal income tax benefits	47,508	24,126

Equity in undistributed income of subsidiary	363,459	780,001

Net Income	$875,241	$733,580

Comprehensive Income	$872,524	$776,678

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2017 and 2016

Condensed Statement of Cash Flows

	2017	2016
Operating Activities

Net Income	$875,241	$733,580

Items not requiring (providing) cash

Equity in undistributed income of subsidiary	(363,459)	(780,001)
Increase (decrease) in cash due to changes in:
Accrued expenses and other assets	(47,508)	(24,126)
Compensation expense on allocated ESOP shares	44,931	40,636

Net cash used in operating activities	509,205	(29,911)

Investing Activities
Repayment of ESOP loan	(44,931)	(40,636)
Net cash used in investing activities	(44,931)	(40,636)

Net change in Cash and due from banks	464,274	(70,547)

Cash and due from banks at beginning of year	320,608	391,155

Cash and due from banks at end of year	$784,882	$320,608

