Form 10-Q
period 2018-03-31
Cincinnati Bancorp
filed 2018-05-15
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

YES ☐     NO  ☒

As of May 7, 2018, 1,752,947 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 945,587 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp

Condensed Consolidated Balance Sheets

March 31, 2018 (Unaudited) and December 31, 2017

	March 31,	December 31,
	2018	2017
	(Unaudited)

Assets
Cash and due from banks	$1,800,731	$2,567,495
Interest-bearing demand deposits in banks	5,531,329	4,294,461
Federal funds sold	4,412,377	3,404,868

Cash and cash equivalents	11,744,437	10,266,824

Available-for-sale securities	823,255	910,222
Loans held for sale	2,719,015	2,221,084
Loans, net of allowance for loan losses of $1,375,072 and $1,360,072, respectively	149,556,853	147,020,218
Premises and equipment, net	2,498,274	2,525,484
Federal Home Loan Bank stock	1,039,800	1,021,100
Interest receivable	355,869	448,727
Mortgage servicing rights	1,037,222	909,821
Federal Home Loan Bank lender risk account receivable	1,592,314	1,708,593
Bank-owned life insurance	3,272,666	3,254,330
Other assets	329,555	166,523

Total assets	$174,969,260	$170,452,926

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$24,066,119	$22,957,095
Savings	24,964,158	23,839,361
Certificates of Deposits	68,865,974	67,151,270
Total deposits	117,896,251	113,947,726

Federal Home Loan Bank advances	34,859,967	34,309,810
Advances from borrowers for taxes and insurance	1,168,955	1,480,777
Interest payable	48,517	38,626
Directors deferred compensation	452,244	440,632
Other liabilities	878,099	783,962

Total liabilities	155,304,033	151,001,533

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	137,845	126,612

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value 1,752,947 and 1,752,947 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	17,192	17,192
Additional paid-in-capital	6,188,335	6,172,924
Unearned ESOP Shares	(527,943)	(539,176)
Retained earnings - substantially restricted	14,097,208	13,877,826
Accumulated other comprehensive loss	(247,410)	(203,985)

Total stockholders' equity	19,527,382	19,324,781

Total liabilities and stockholders' equity	$174,969,260	$170,452,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)

Interest and Dividend Income
Loans, including fees	$1,557,947	$1,348,435
Securities	3,584	44
Dividends on Federal Home Loan Bank stock and other	40,039	14,202
Total interest and dividend income	1,601,570	1,362,681

Interest Expense
Deposits	304,510	241,642
Federal Home Loan Bank advances	135,539	84,626
Total interest expense	440,049	326,268

Net Interest Income	1,161,521	1,036,413

Provision for Loan Losses	15,000	-

Net Interest Income After Provision for Loan Losses	1,146,521	1,036,413

Noninterest Income
Gain on sales of loans	339,760	295,599
Mortgage servicing fees	136,035	46,567
Other	197,582	199,706
Total noninterest income	673,377	541,872

Noninterest Expense
Salaries and employee benefits	817,889	676,952
Occupancy and equipment	131,865	98,722
Directors compensation	42,250	82,000
Data processing	150,458	138,735
Professional fees	91,430	67,172
Franchise tax	39,000	37,500
Deposit insurance premiums	12,577	2,030
Advertising	35,549	26,301
Software Licenses	22,205	19,690
Loan costs	95,937	52,918
Other	154,422	143,370
Total noninterest expense	1,593,582	1,345,390

Income Before Income Tax	226,316	232,895

Provision for Income Taxes	46,996	74,450

Net Income	$179,320	$158,445

Earnings per common share - basic	$0.11	$0.10
Earnings per common share - diluted	$0.11	$0.10
Weighted-average shares outstanding - basic	1,672,069	1,660,838
Weighted-average shares outstanding - diluted	1,672,069	1,660,838

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Comprehensive Income

Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)

Net Income	$179,320	$158,445

Other Comprehensive Income (Loss):
Net unrealized losses on available-for-sale securities	(1,909)	(4,430)
Tax benefit	401	1,507
Changes in directors' retirement plan prior service costs	(2,664)	3,535
Tax expense (benefit)	559	(1,201)
Other comprehensive loss	(3,613)	(589)

Comprehensive Income	$175,707	$157,856

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)

Operating Activities
Net income	$179,320	$158,445
Items not requiring (providing) cash:
Depreciation and amortization	33,898	34,237
Provision for loan losses	15,000	-
Amortization of premiums and discounts on securities	2,924	8,064
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	1,157	11,433
Change in deferred income taxes	(24,343)	41,205
Gain on sale of loans	(339,760)	(295,599)
Proceeds from the sale of loans held for sale	12,234,610	9,617,083
Origination of loans held for sale	(12,392,781)	(10,161,943)
Earnings on cash surrender value of bank-owned life insurance	(18,336)	(20,217)
Stock based compensation expense	25,791	-
ESOP shares earned	12,086	10,671
Changes in:
Interest receivable	92,858	(12,508)
Mortgage servicing rights	(127,401)	(118,590)
Federal Home Loan Bank lender risk account receivable	116,279	22,268
Other assets	(163,032)	(147,436)
Interest payable	9,891	1,884
Other liabilities	128,638	308,617
Net cash used in operating activities	(213,201)	(542,386)

Investing Activities
Proceeds from maturities of available-for-sale securities	82,134	216,051
Purchase of Federal Home Loan Bank stock	(18,700)	-
Net change in loans	(2,551,635)	1,840,117
Purchase of premises and equipment	(6,688)	(27,071)
Net cash (used in) provided by investing activities	(2,494,889)	2,029,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2018 and 2017 (Unaudited)

	Three Months Ended March 31,
	2018	2017
	(Unaudited)

Financing Activities
Net increase in deposits	3,948,525	943,045
Proceeds from Federal Home Loan Bank advances	32,127,000	18,520,000
Repayment of Federal Home Loan Bank advances	(31,578,000)	(20,970,000)
Net decrease in advances from borrowers for taxes and insurance	(311,822)	(452,166)
Net cash provided by (used in) financing activities	4,185,703	(1,959,121)

Increase (Decrease) in Cash and Cash Equivalents	1,477,613	(472,410)
Cash and Cash Equivalents, Beginning of Period	10,266,824	11,128,155
Cash and Cash Equivalents, End of Period	$11,744,437	$10,655,745

Supplemental Cash Flows Information
Interest paid	$430,158	$324,384
Real estate acquired in settlement of loans	-	37,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operations and Summary of Significant Account Policies

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

Principles of Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017 include the accounts of Cincinnati Bancorp and the Bank. All significant intercompany items have been eliminated.

Interim Financial Statements

The interim financial statements as of March 31, 2018, and for the three months ended March 31, 2018 and 2017 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2018, or any other period.

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-Sale Securities:

March 31, 2018 (Unaudited):
Mortgage-backed securities of government sponsored entities	$824,103	$4,210	$(5,058)	$823,255

December 31, 2017:
Mortgage-backed securities of government sponsored entities	$909,161	$4,470	$(3,409)	$910,222

The Company had no sales of investment securities during the three month periods ended March 31, 2018 and 2017. The Company had not pledged any of its investment securities as of March 31, 2018 or December 31, 2017.

The amortized cost and fair value of available-for-sale securities at March 31, 2018 and December 31, 2017, by contractual maturity, if applicable, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties, as is the case with mortgage-backed securities included in the following table:

	March 31, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Unaudited)
Mortgage-backed securities of government sponsored entities	$824,103	$823,255	$909,161	$910,222

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at March 31, 2018 and December 31, 2017 was $700,362 and $785,539, respectively, which is approximately 85% and 86%, respectively, of the Company’s investment portfolio.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporary impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2018 (Unaudited):
Mortgage-backed securities of government sponsored entities	$700,362	$(5,058)	$-	$-	$700,362	$(5,058)

December 31, 2017:
Mortgage-backed securities of government sponsored entities	$785,539	$(3,409)	$-	$-	$785,539	$(3,409)

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at March 31, 2018 and December 31, 2017 include:

	March 31,	December 31,
	2018	2017
	(Unaudited)

One to four family mortgage loans -owner occupied	$79,480,301	$77,532,809
One to four family - investment	11,284,018	11,354,976
Multi-family mortgage loans	25,769,293	23,895,594
Nonresidential mortgage loans	18,422,859	18,138,584
Construction and land loans	4,958,853	6,173,341
Real estate secured lines of credit	11,513,183	11,713,943
Commercial loans	418,052	334,628
Other consumer loans	464,701	471,386
Total loans	152,311,260	149,615,261

Less:
Net deferred loan costs	(477,528)	(479,795)
Undisbursed portion of loans	1,856,863	1,714,766
Allowance for loan losses	1,375,072	1,360,072

Net loans	$149,556,853	$147,020,218

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2018 and 2017 and year ended December 31, 2017:

	Three Months Ended March 31, 2018 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072
Provision (credit) charged to expense	50,697	(57,722)	29,569	11,196	(16,220)	(4,505)	1,915	70	15,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$389,394	$113,952	$270,465	$208,007	$66,449	$308,133	$8,849	$9,823	$1,375,072

Ending balance:
Individually evaluated for impairment	$-	$42,396	$9,055	$-	$-	$-	$-	$-	$51,451

Ending balance:
Collectively evaluated for impairment	$389,394	$71,556	$261,410	$208,007	$66,449	$308,133	$8,849	$9,823	$1,323,621
Loans:
Ending balance	$79,480,301	$11,284,018	$25,769,293	$18,422,859	$4,958,853	$11,513,183	$418,052	$464,701	$152,311,260

Ending balance:
Individually evaluated for impairment	$743,610	$1,049,876	$630,486	$175,840	$-	$38,619	$-	$-	$2,638,431

Ending balance:
Collectively evaluated for impairment	$78,736,691	$10,234,142	$25,138,807	$18,247,019	$4,958,853	$11,474,564	$418,052	$464,701	$149,672,829

	Three Months Ended March 31, 2017 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264
Provision (credit) charged to expense	45,798	13,278	23,747	(28,215)	(3,988)	(49,303)	(1,241)	(76)	-
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$458,992	$142,906	$199,042	$139,216	$60,309	$314,888	$10,675	$236	$1,326,264

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year Ended December 31, 2017
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264
Provision (credit) charged to expense	(78,305)	42,046	65,601	29,380	18,372	(51,553)	(4,982)	9,441	30,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	3,808	-	-	-	-	-	-	-	3,808
Balance, end of year	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072

Ending balance:
Individually evaluated for impairment	$-	$42,396	$9,055	$-	$-	$-	$-	$-	$51,451

Ending balance:
Collectively evaluated for impairment	$338,697	$129,278	$231,841	$196,811	$82,669	$312,638	$6,934	$9,753	$1,308,621
Loans:
Ending balance	$77,532,809	$11,354,976	$23,895,594	$18,138,584	$6,173,341	$11,713,943	$334,628	$471,386	$149,615,261

Ending balance:
Individually evaluated for impairment	$747,022	$1,068,714	$632,447	$179,558	$-	$39,687	$-	$-	$2,667,428

Ending balance:
Collectively evaluated for impairment	$76,785,787	$10,286,262	$23,263,147	$17,959,026	$6,173,341	$11,674,256	$334,628	$471,386	$146,947,833

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2018 and December 31, 2017:

	March 31, 2018

	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$79,187,901	$9,681,206	$25,129,752	$17,642,820	$4,958,853	$10,824,812	$418,052	$464,701	$148,308,097
Special mention	-	738,025	-	780,039	-	486,603	-	-	2,004,667
Substandard	292,400	864,787	639,541	-	-	201,768	-	-	1,998,496
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$79,480,301	$11,284,018	$25,769,293	$18,422,859	$4,958,853	$11,513,183	$418,052	$464,701	$152,311,260

	December 31, 2017

	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$77,239,158	$9,723,639	$23,254,092	$17,341,292	$6,173,341	$11,021,251	$334,628	$471,386	$145,558,787
Special mention	-	384,819	-	617,734	-	489,700	-	-	1,492,253
Substandard	293,651	1,246,518	641,502	179,558	-	202,992	-	-	2,564,221
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$77,532,809	$11,354,976	$23,895,594	$18,138,584	$6,173,341	$11,713,943	$334,628	$471,386	$149,615,261

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2018.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of March 31, 2018 and December 31, 2017:

	March 31, 2018 (Unaudited)

	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
One to Four-family mortgage loans	$173,619	$-	$144,357	$317,976	$79,162,325	$79,480,301	$-
One to Four Family - Investment	-	-	-	-	11,284,018	11,284,018	-
Multi-family mortgage loans	-	-	-	-	25,769,293	25,769,293	-
Nonresidential mortgage loans	-	67,272	-	67,272	18,355,587	18,422,859	-
Construction & Land Loans	-	-	-	-	4,958,853	4,958,853	-
Real estate secured lines of credit	-	-	-	-	11,513,183	11,513,183	-
Commercial Loans	-	-	-	-	418,052	418,052	-
Other consumer loans	-	-	-	-	464,701	464,701	-

Total	$173,619	$67,272	$144,357	$385,248	$151,926,012	$152,311,260	$-

	December 31, 2017

	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
One to Four-family mortgage loans	$92,143	$-	$144,357	$236,500	$77,296,309	$77,532,809	$-
One to Four Family - Investment	-	-	8,755	8,755	11,346,221	11,354,976	-
Multi-family mortgage loans	-	-	-	-	23,895,594	23,895,594	-
Nonresidential mortgage loans	-	-	-	-	18,138,584	18,138,584	-
Construction & Land Loans	-	-	-	-	6,173,341	6,173,341	-
Real estate secured lines of credit	80,000	-	-	80,000	11,633,943	11,713,943	-
Commercial Loans	-	-	-	-	334,628	334,628	-
Other consumer loans	-	-	-	-	471,386	471,386	-

Total	$172,143	$-	$153,112	$325,255	$149,290,006	$149,615,261	$-

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

The following tables present impaired loans at March 31, 2018, March 31, 2017 and December 31, 2017:

	March 31, 2018 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$743,610	$743,610	$-	$745,200	$7,014
One to Four family - Investment	559,994	559,994	-	562,777	7,300
Multi-family mortgage loans	521,303	521,303	-	522,145	7,337
Nonresidential mortgage loans	175,840	175,840	-	177,684	2,963
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	38,619	38,619	-	39,232	497
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	489,882	532,278	42,396	534,887	5,737
Multi-family mortgage loans	109,183	118,238	9,055	118,539	1,718
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,638,431	$2,689,882	$51,451	$2,700,464	$32,566

	March 31, 2017 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$657,564	$657,564	$-	$690,904	$8,309
One to Four family - Investment	584,569	584,569	-	587,715	8,219
Multi-family mortgage loans	528,972	528,972	-	529,578	7,334
Nonresidential mortgage loans	190,306	190,306	-	191,933	3,055
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	33,792	33,792	-	34,430	430
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	612,811	659,912	47,101	662,184	7,647
Multi-family mortgage loans	111,792	120,847	9,055	121,052	1,616
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,719,806	$2,775,962	$56,156	$2,817,796	$36,610

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$747,022	$747,022	$-	$753,098	$28,104
One to Four family - Investment	574,375	574,375	-	587,247	34,059
Multi-family mortgage loans	522,818	522,818	-	522,817	38,940
Nonresidential mortgage loans	179,558	179,558	-	186,670	12,352
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	39,687	39,687	-	42,229	3,540
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	494,339	536,735	42,396	546,369	25,911
Multi-family mortgage loans	109,629	118,684	9,055	120,196	8,153
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,667,428	$2,718,879	$51,451	$2,758,626	$151,059

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis. The following table presents the nonaccrual loans at March 31, 2018 and December 31, 2017. This table excludes performing TDRs.

	March 31,	December 31,
	2018	2017

One- to four-family mortgage loans	$144,357	$144,357
One to four family - Investment	-	8,755
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	-
Land loans	-	-
Real estate secured lines of credit	-	-
Commercial Loans	-	-
Other consumer loans	-	-

Total	$144,357	$153,112

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2018, the Company had no loans that were modified in TDRs and impaired.

At December 31, 2017, the Company had no loans that were modified in TDRs and impaired and there were no troubled debt restructurings during the year.

There were no newly classified TDRs during the three months ended March 31, 2018.

There were no TDRs modified during the three months ended March 31, 2018 that subsequently defaulted. There was one TDR modified during the year ended December 31, 2016 that was not performing under the modified terms as of March 31, 2018. The net balance of the TDR was $14,300 as of March 31, 2018.

As of March 31, 2018, borrowers with loans designated as TDRs totaling $825,000 of residential real estate loans and $639,500 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of March 31, 2018, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

There were no foreclosed real estate properties at March 31, 2018 or December 31, 2017. There were three consumer mortgage loans in process of foreclosure at March 31, 2018 with a total net loan balance of $144,000.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:	Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“the ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three month periods ended March 31 are as follows:

	Three Months Ended March 31,
	2018	2017

Net Income	$179,320	$158,445
Less allocation of earnings to participating securities	2,845	-
Net income allocated to common shareholders	176,475	158,445

Shares outstanding for basic earnings per share:

Weighted Average shares outstanding:	1,725,989	1,719,250
Less: Average Unearned ESOP and unvested restricted stock:	53,920	58,412
	1,672,069	1,660,838

Basic earnings per common share:	$0.11	$0.10

Effect of dilutive securities:
Stock Options	-	-
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,672,069	1,660,838
Diluted earnings per share:	$0.11	$0.10

The Company had no dilutive or potentially dilutive securities outstanding at March 31, 2018.

NOTE 5:	Regulatory Matters

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of March 31, 2018 and December 31, 2017, the Company met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 1.875% at March 31, 2018 and 1.25% at December 31, 2017.

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

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

As of March 31, 2018
(Unaudited)

Total risk-based capital (to risk-weighted assets)	$20,485	16.5%	$9,955	8.0%	$12,444	10.0%

Tier I capital (to risk-weighted assets)	19,110	15.4%	7,466	6.0%	9,955	8.0%

Common Equity Tier I capital (to risk-weighted assets)	19,110	15.4%	5,600	4.5%	8,089	6.5%

Tier I capital (to adjusted total assets)	19,110	11.1%	6,911	4.0%	8,639	5.0%

As of December 31, 2017

Total risk-based capital (to risk-weighted assets)	$20,158	16.5%	$9,789	8.0%	$12,236	10.0%

Tier I capital (to risk-weighted assets)	18,798	15.4%	7,342	6.0%	9,789	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,798	15.4%	5,506	4.5%	7,953	6.5%

Tier I capital (to adjusted total assets)	18,798	11.3%	6,633	4.0%	8,291	5.0%

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

March 31, 2018
Mortgage-backed securities of government sponsored entities	$823,255	$-	$823,255	$-
Mortgage servicing rights	1,037,222	-	-	1,037,222

December 31, 2017
Mortgage-backed securities of government sponsored entities	$910,222	$-	$910,222	$-
Mortgage servicing rights	909,821	-	-	909,821

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2018	2017
	(Unaudited)

Fair value as of the beginning of the period	$909,821	$730,164
Recognition of mortgage servicing rights on the sale of loans	48,927	39,453
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	78,474	79,137

Fair value at the end of the period	$1,037,222	$848,754

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2018 and December 31, 2017.

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2018
(Unaudited)

Collateral-dependent impaired loans	$144,357	$-	$-	$144,357

December 31, 2017

Collateral-dependent impaired loans	$153,112	$-	$-	$153,112

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

Appraisals of real estate are obtained when the real estate is acquired and an appraisal is subsequently deemed necessary by events in the environment by the Chief Financial Officer. Appraisals are reviewed internally for accuracy and consistency in accordance with regulatory requirements. Appraisers are selected from the list of approved independent appraisers maintained by management. There were no foreclosed assets at March 31, 2018 and December 31, 2017.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2018 and December 31, 2017:

	Fair Value at March 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,037,222	Discounted cash flow	Discount rate PSA prepayment speeds	10% 107%-228%
Impaired loans (collateral dependent)	$144,357	Market comparable properties	Marketability discount	10%-15% (12%)

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$909,821	Discounted cash flow	Discount rate PSA prepayment speeds	10% 130%-272%
Impaired loans (collateral dependent)	$153,112	Market comparable properties	Marketability discount	10%-15% (12%)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2018 and December 31, 2017, the fair value of commitments was not material.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at March 31, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2018
Financial Assets:
Cash and cash equivalents	$11,744,437	$11,744,437	$-	$-
Loans held for sale	2,719,015	-	2,795,818	-
Loans, net of allowance for loan losses	149,556,853	-	-	151,601,962
Federal Home Loan Bank stock	1,039,800	1,039,800	-	-
Interest receivable	355,869	-	355,869	-
Federal Home Loan Bank lender risk account receivable	1,592,314	-	-	1,635,450

Financial Liabilities:
Deposits	117,896,251	49,030,277	68,423,361	-
Federal Home Loan Bank advances	34,859,967	-	34,723,102	-
Advances from borrowers for taxes and insurance	1,168,955	-	1,168,955	-
Interest payable	48,517	-	48,517	-

December 31, 2017
Financial Assets:
Cash and cash equivalents	$10,266,824	$10,266,824	$-	$-
Loans held for sale	2,221,084	-	2,278,225	-
Loans, net of allowance for loan losses	147,020,218	-	-	149,839,913
Federal Home Loan Bank stock	1,021,000	1,021,000	-	-
Interest receivable	448,727	-	448,727	-
Federal Home Loan Bank lender risk account receivable	1,708,593	-	-	1,762,223

Financial Liabilities:
Deposits	113,947,726	46,796,456	66,965,227	-
Federal Home Loan Bank advances	34,309,810	-	34,222,713	-
Advances from borrowers for taxes and insurance	1,480,777	-	1,480,777	-
Interest payable	38,626	-	38,626	-

NOTE 7:	Commitments and Credit Risk

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The dollar amount of commitments to fund fixed rate loans at March 31, 2018 and December 31, 2017 follows:

	March 31,		December 31,
	2018		2017
	(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund
fixed-rate loans	$6,269,846	4.125% - 6.125%	$3,247,703	3.75% - 4.50%

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

Loan commitments outstanding at March 31, 2018 and December 31, 2017 were composed of the following:

	March 31,	December 31,
	2018	2017
	(Unaudited)

Commitments to originate loans	$8,688,466	$6,360,251
Forward sale commitments	8,988,861	5,468,787
Lines of credit	13,871,144	12,637,670

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8:	Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
	(Unaudited)

Net unrealized gain (loss) on available for sale securities	$(560)	$700

Directors' Retirement Plan	(312,925)	(310,262)

Tax benefit	66,075	105,577

Net of tax amount	$(247,410)	$(203,985)

NOTE 9:	Equity Incentive Plan

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

The weighted-average grant-date fair value of options granted during the year 2018 was $3.64 per share. The weighted-average grant date fair value of shares granted during 2017 was $9.55.

 No options granted under the 2017 Plan were exercisable at March 31, 2018.

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

 Total compensation cost recognized in the income statement for share-based payment arrangements during the three months ended March 31, 2018 and 2017 was $25,791 and $0, respectively.

 As of March 31, 2018, there was approximately $430,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 5 years.

NOTE 10:	Pending Acquisition

On April 18, 2018, Cincinnati Bancorp (the “Company”), the holding company for Cincinnati Federal and the majority-owned subsidiary of CF Mutual Holding Company (the “MHC”), the MHC, Cincinnati Federal and Kentucky Federal Savings and Loan Association ("KF"), a mutual savings association, entered into a definitive merger agreement providing for the merger of KF with and into Cincinnati Federal. Kentucky Federal Savings and Loan Association operates as a community bank with three banking offices in Covington, Florence and Williamstown, Kentucky. At March 31, 2018, KF had total assets of approximately $32.3 million, consisting primarily of $16.9 million of net loans. Recorded liabilities totaled $29.3 million, consisting primarily of $27.7 million of deposits. Equity capital totaled approximately $3.0 million.

The transaction is expected to close in the second half of 2018, subject to the receipt of approval by Kentucky Federal Savings and Loan Association members and all applicable governmental approvals and the satisfaction or waiver of all other conditions precedent to the merger.

NOTE 11:	Recent Accounting Pronouncements

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. Adoption of the standard is not expected to have a significant impact on its fair value and other disclosure requirements. For additional information on fair value of assets and liabilities, see Note 6.

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited financial statements and notes thereto at and for the year ended December 31, 2017, appearing in Cincinnati Bancorp’s Form 10-K for the year ended December 31, 2017.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	our ability to integrate future acquisitions, including the pending merger with Kentucky Federal Savings and Loan Association, may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

•	our ability to obtain regulatory approvals of the proposed merger of Cincinnati Federal and Kentucky Federal Savings and Loan Association on the proposed terms and schedule, and approval of the merger by the depositors of Kentucky Federal Savings and Loan Association may be unsuccessful.

•	we may incur increased charge-offs in the future;

•	we may face competitive loss of customers;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values), or in the secondary mortgage markets;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to successfully implement our business plan and to grow our franchise to improve profitability;

•	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Cincinnati Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017.

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets. Total assets were $175.0 million at March 31, 2018, an increase of $4.5 million, or 2.7%, from the $170.5 million at December 31, 2017. The increase resulted primarily from an increase in loans, net of allowances, of $2.5 million, and an increase of $1.5 million in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.5 million or 14.4%, to $11.7 million at March 31, 2018 from $10.3 million at December 31, 2017. The increase was primarily the result of increased deposit growth.

Net Loans. Net loans increased $2.5 million, or 1.7%, to $149.6 million at March 31, 2018 from $147.0 million at December 31, 2017. During the three months ended March 31, 2018, we originated $10.0 million of loans for portfolio, $5.6 million of which were one-to-four family residential real estate loans, $1.2 million were multifamily loans, $920,000 were nonresidential loans, $1.3 million were home equity lines of credit, and $975,000 were residential construction and land loans. During the three months ended March 31, 2018, we sold $12.2 million of one-to- four family residential loans, on both a servicing–retained and servicing–released basis. Subject to market conditions, management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income.

Our one-to-four owner-occupied loan portfolio increased $1.9 million or 2.5%. The nonresidential portfolio increased $284,000 or 1.6% during the three months ended March 31, 2018. The one-to-four family investment loan portfolio decreased $71,000, or 0.6%. The home equity lines of credit portfolio decreased $201,000 or 1.7% to $11.5 million at March 31, 2018. Construction and land loans decreased $1.2 million or 19.7% and the multifamily portfolio increased $1.9 million, or 7.8%. We currently sell certain fixed-rate, 15- and 30-year term mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers.

Loans Held for Sale. Loans held for sale increased $498,000, or 22.4%, to $2.7 million at March 31, 2018 from $2.2 million at December 31, 2017 as a result of increased origination of loans to be sold.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $87,000, or 9.6%, to $823,000 at March 31, 2018 from $910,000 at December 31, 2017. There were no securities purchases during the three months ended March 31, 2018. There were $82,000 in maturities, the remaining difference was due to the change in market values within the portfolio during the three months ended March 31, 2018.

Deposits. Deposits increased $4.0 million, or 3.5%, to $117.9 million at March 31, 2018 from $113.9 million at December 31, 2017. Core deposits, defined as demand, NOW and savings accounts, increased $2.2 million, or 4.8%, to $49.0 million at March 31, 2018 from $46.8 million at December 31, 2017. The increase was primarily the result of marketing efforts directed at increasing retail deposit accounts. Time deposits increased $1.7 million, or 2.6%, to $68.9 million at March 31, 2018 from $67.2 million at December 31, 2017. Certificates originated through the National CD Rateline service increased $2.6 million to $20.0 million at March 31, 2018 included in the increase in time deposits noted above. During the three months ended March 31, 2018, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank Advances increased $550,000, or 1.6%, to $34.9 million at March 31, 2018. The additional advances were used to fund loan originations.

Stockholders’ Equity. Stockholders’ equity increased $203,000, or 1.1%, to $19.5 million at March 31, 2018 from $19.3 million at December 31, 2017. The increase was primarily due to net income for the period of $179,000. Stockholder’s equity also increased from a $40,000 reclassification of deferred tax liabilities in other accumulated comprehensive income.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and March 31, 2017

General. Net income for the quarter ended March 31, 2018 was $179,000, compared to net income of $158,000 for the quarter ended March 31, 2017, an increase of $21,000, or 13.2%. The increase was primarily due to a $125,000 increase in net interest income and a $131,000 increase in noninterest income, partially offset by an increase in noninterest expense of $248,000.

Interest Income. Interest income increased $239,000, or 17.5%, to $1.6 million for the quarter ended March 31, 2018 compared to the comparable quarter in 2017. Interest income on loans increased $210,000, or 15.5%, to $1.6 million as of March 31, 2018. The average balance of loans during the three months ended March 31, 2018 increased $18.5 million to $150.6 million, compared to $132.1 million for the three months ended March 31, 2017. The average yield on loans increased 6 basis points to 4.14% for the three months ended March 31, 2018 from 4.08% for the three months ended March 31, 2017. Interest income on securities available-for-sale increased $3,500 due to lower premium amortization expense and higher interest rates on coupon resets on the adjustable rate mortgage-backed securities. Interest income on other investments increased $26,000 for the three months ended March 31, 2018 due to an increase in the dividend received on FHLB Cincinnati stock and an increase in short term interest rates.

Interest Expense. Total interest expense increased $114,000, or 34.9%, to $440,000 for the quarter ended March 31, 2018 from $326,000 for the quarter ended March 31, 2017. Interest expense on deposit accounts increased $63,000, or 26.0%, to $305,000 for the quarter ended March 31, 2018 from $242,000 for the quarter ended March 31, 2017. The increase in deposit expense between comparable quarters in 2018 from 2017 was primarily due to $4.6 million increase in average deposit accounts, and a 21 basis point increase in average cost.

Interest expense on interest-bearing demand accounts increased $19,000 for the quarter ended March 31, 2018. The average balances in demand interest bearing accounts increased $1.6 million during the three months ended March 31, 2018. The average cost of interest-bearing demand accounts increased 83 basis points. The increase in costs is primarily attributable to a high yield promotion for larger balance demand accounts. Interest expense on certificates of deposit increased $43,000 as a result of a $3.3 million, or 5.0%, increase in the average balance of these certificates. The average cost of certificates increased 18 basis points to 1.55%. Savings interest expense increased $1,000 during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017.

Interest expense on FHLB advances increased $51,000, or 60.2%, to $136,000 for the quarter ended March 31, 2018 from $85,000 for the quarter ended March 31, 2017. The average balance of advances increased $9.7 million, or 39.1%, for the quarter ended March 31, 2018. The average cost of FHLB borrowings increased 21 basis points. The increase in the cost of advances resulted from increases in short term interest rates.

Net Interest Income. Net interest income before the provision for loan losses increased $125,000, or 12.1%, to $1.2 million for the quarter ended March 31, 2018. Average interest-earning assets increased $22.0 million primarily due to an $18.5 million increase in average outstanding loans for the quarter ended March 31, 2018. Interest on other interest earning assets increased $26,000 primarily due to an increase in average yields of 61 basis points due to the increase in the dividend rate on FHLB stock and increase in interest rates on balances held at other depository banks and fed funds sold. Average interest-bearing liabilities increased $14.3 million from the same quarter in 2017 due to the funding needed for the increase in lending. The interest rate spread decreased 16 basis points to 2.66% for the quarter ended March 31, 2018 compared to 2.82% at quarter ended March 31, 2017. The net interest margin decreased 10 basis points to 2.88% for the quarter ended March 31, 2018 compared to 2.98% for the quarter ended March 31, 2017.

Provision for Loan Losses. The provision for loan losses expense increased $15,000 for the quarter ended March 31, 2018. The quarter ended March 31, 2017 had no loan loss provision. A provision for loan losses was deemed prudent based on continued loan growth, particularly in the one-to-four owner-occupied loan and multifamily portfolio segment.

The allowance for loan losses reflects the estimate we believe to be appropriate to cover probable losses which were inherent in the loan portfolio at March 31, 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $132,000, or 24.3%, to $673,000 for the quarter ended March 31, 2018 from $542,000 for the comparable quarter in 2017. The gain on sale of loans increased $44,000, or 14.9%, to $340,000 for the quarter ended March 31, 2018 from $296,000 for the comparable quarter in 2017. The fair value of existing mortgage servicing rights and mortgage servicing fees increased $89,000 for the quarter ended March 31, 2018. The increase in the fair value of mortgage servicing rights was attributable to lower prepayment speeds on mortgage loans due to higher interest rates.

Non-Interest Expense. Non-interest expense increased $248,000, or 18.4%, to $1.6 million for the quarter ended March 31, 2018 compared to the comparable quarter in 2017. The increase was due primarily to a $141,000, or 20.8%, increase in salary and employee benefits to $818,000 for the quarter ended March 31, 2018 from $677,000 for the comparable quarter in 2017 caused by increased staffing demands, incentive equity plan expense, and increased payroll expense. Data processing expense increased $11,000, or 8.5%, to $150,000 during the quarter ended March 31, 2018 from $139,000 for the quarter ended March 31, 2017. Professional fees increased $24,000, or 36.1% for the quarter ended March 31, 2018 due to higher strategic planning and legal costs. Advertising expense increased $9,000, or 35.2%. Loan costs increased $43,000, or 81.3% on higher loan volume compared to the comparable quarter in 2017.

Federal Income Taxes. Federal income taxes decreased $27,000 from the first quarter of 2017 primarily due to a decrease in the statutory corporate tax rate to 21% for the quarter ended March 31, 2018 from 32% for the quarter ended March 31, 2017.

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

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$150,606	$1,558	4.14%	$132,149	$1,348	4.08%
Securities	864	4	1.85	1,643	1	0.24
Other (1)	9,834	40	1.63	5,506	14	1.02
Total interest-earning assets	161,304	1,602	3.97	139,298	1,363	3.91
Non-interest-earning assets	11,533			14,361
Total assets	$172,837			$153,659

Interest-bearing liabilities:
Savings	$23,884	$6	0.10	$24,116	$5	0.08
Interest-bearing demand	7,416	32	1.73	5,793	13	0.90
Certificates of deposit	68,724	267	1.55	65,474	224	1.37
Total deposits	100,024	305	1.22	95,383	242	1.01
Borrowings	34,385	135	1.57	24,716	85	1.36
Total interest-bearing liabilities	134,409	440	1.31	120,099	327	1.09
Non-interest-bearing Demand	16,980			12,595
Other non-interest-bearing liabilities	2,726			2,763
Total non- interest-bearing liabilities	19,706			15,358
Total equity	18,722			18,202
Total liabilities and total equity	$172,837			$153,659
Net interest income		$1,162			$1,036
Net interest rate spread (2)			2.66%			2.82%
Net interest-earning assets (3)	$26,895			$19,199
Net interest margin (4)			2.88%			2.98%
Average interest-earning assets to interest-bearing liabilities			120.01%			115.99%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At March 31, 2018, the Bank had $34.9 million outstanding in advances from the FHLB. At March 31, 2018, the Bank had collateral based capacity to borrow $42.2 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $213,000 and 542,000 for the three months ended March 31, 2018, and March 31, 2017, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $2.5 million for the three months ended March 31, 2018. Net cash provided by investing activities was $2.0 million for three months ended March 31, 2017. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $4.2 million for the three months ended March 31, 2018. Net cash used in financing activities was $2.0 million for the three months ended March 31, 2017.

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

Cincinnati Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At March 31, 2018, Cincinnati Bancorp (on an unconsolidated, stand-alone basis) had liquid assets of $715,000.

At March 31, 2018, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $19.1 million, or 11.1% of adjusted total assets, which is above the well-capitalized required level of $8.6 million, or 5.0%; total risk-based capital of $20.5 million, or 16.5% of risk-weighted assets, which is above the well-capitalized required level of $12.4 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $19.1 million, or 15.4%, of risk weighted assets, which is above the well-capitalized required level of $8.1 million, or 6.5%. At December 31, 2017, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $18.8 million, or 11.3% of adjusted total assets, which is above the well-capitalized required level of $8.3 million, or 5.0%; and total risk-based capital of $20.2 million, or 16.5% of risk-weighted assets, which is above the well-capitalized required level of $12.2 million, or 10.0% of risk-weighted assets. Accordingly, Cincinnati Federal was categorized as well capitalized at March 31, 2018, and December 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on March 11, 2015, as subsequently amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: May 15, 2018	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: May 15, 2018	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

