Form 10-Q
period 2018-06-30
Cincinnati Bancorp
filed 2018-08-14
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

YES ☐     NO ☒

As of August 6, 2018, 1,752,947 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 945,587 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp

Condensed Consolidated Balance Sheets

June 30, 2018 (Unaudited) and December 31, 2017

	June 30,	December 31,
	2018	2017
	(Unaudited)

Assets
Cash and due from banks	$1,591,156	$2,567,495
Interest-bearing demand deposits in banks	5,783,995	4,294,461
Federal funds sold	4,278,000	3,404,868

Cash and cash equivalents	11,653,151	10,266,824

Available-for-sale securities	761,681	910,222
Loans held for sale	1,883,008	2,221,084
Loans, net of allowance for loan losses of $1,390,072
and $1,360,072, respectively	153,130,422	147,020,218
Premises and equipment, net	2,469,887	2,525,484
Federal Home Loan Bank stock	1,039,800	1,021,100
Interest receivable	368,861	448,727
Mortgage servicing rights	1,084,654	909,821
Federal Home Loan Bank lender risk account receivable	1,606,352	1,708,593
Bank-owned life insurance	3,291,238	3,254,330
Other assets	231,366	166,523

Total assets	$177,520,420	$170,452,926

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$22,468,488	$22,957,095
Savings	25,285,759	23,839,361
Certificates of Deposits	68,710,827	67,151,270
Total deposits	116,465,074	113,947,726

Federal Home Loan Bank advances	38,968,123	34,309,810
Advances from borrowers for taxes and insurance	925,823	1,480,777
Interest payable	56,038	38,626
Directors deferred compensation	463,855	440,632
Other liabilities	751,917	783,962

Total liabilities	157,630,830	151,001,533

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	149,078	126,612

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value 1,752,947 and 1,752,947 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	17,192	17,192
Additional paid-in-capital	6,204,005	6,172,924
Unearned ESOP Shares	(516,710)	(539,176)
Retained earnings - substantially restricted	14,282,763	13,877,826
Accumulated other comprehensive loss	(246,738)	(203,985)

Total stockholders' equity	19,740,512	19,324,781

Total liabilities and stockholders' equity	$177,520,420	$170,452,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Income

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Interest and Dividend Income
Loans, including fees	$1,639,322	$1,390,826	$3,197,269	$2,739,261
Securities	4,014	3,878	7,598	3,922
Dividends on Federal Home Loan Bank stock and other	42,728	16,399	82,767	30,601
Total interest and dividend income	1,686,064	1,411,103	3,287,634	2,773,784

Interest Expense
Deposits	336,295	247,477	640,805	489,119
Federal Home Loan Bank advances	152,645	93,910	288,184	178,536
Total interest expense	488,940	341,387	928,989	667,655

Net Interest Income	1,197,124	1,069,716	2,358,645	2,106,129

Provision for Loan Losses	15,000	10,000	30,000	10,000

Net Interest Income After Provision for Loan Losses	1,182,124	1,059,716	2,328,645	2,096,129

Noninterest Income
Gain on sales of loans	464,765	555,422	804,525	851,021
Mortgage servicing fees	43,639	48,681	179,674	95,248
Other	176,383	150,601	373,965	350,307
Total noninterest income	684,787	754,704	1,358,164	1,296,576

Noninterest Expense
Salaries and employee benefits	827,902	804,470	1,645,791	1,481,422
Occupancy and equipment	108,244	118,602	240,109	217,324
Directors compensation	42,250	38,500	84,500	120,500
Data processing	141,896	135,468	292,354	274,203
Professional fees	59,158	65,674	150,588	132,846
Franchise tax	38,857	37,150	77,857	74,650
Deposit insurance premiums	12,808	12,036	25,385	14,066
Advertising	37,163	19,754	72,712	46,055
Software Licenses	21,352	19,820	43,557	39,510
Loan costs	121,215	92,438	217,152	145,356
Net losses (gains) on sales of foreclosed assets	-	(873)	-	(873)
Merger-related expenses	59,873	-	82,193	-
Other	152,497	139,006	284,599	282,376
Total noninterest expense	1,623,215	1,482,045	3,216,797	2,827,435

Income Before Income Tax	243,696	332,375	470,012	565,270

Provision for Income Taxes	58,139	109,226	105,135	183,676

Net Income	$185,557	$223,149	$364,877	$381,594

Earnings per common share - basic	0.11	0.13	0.21	0.23
Earnings per common share - diluted	0.11	0.13	0.21	0.23
Weighted-average shares outstanding - basic	1,675,414	1,673,070	1,673,741	1,666,954
Weighted-average shares outstanding - diluted	1,676,561	1,673,070	1,673,741	1,666,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net Income	$185,557	$223,149	$364,877	$381,594

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	3,653	1,319	1,744	(3,111)
Tax (expense) benefit	(767)	(448)	(366)	1,059
Changes in directors' retirement plan prior service costs	(2,664)	3,536	(5,328)	7,071
Tax benefit (expense)	560	(1,202)	1,597	(2,403)
Other comprehensive income (loss)	782	3,205	(2,353)	2,616

Comprehensive Income	$186,339	$226,354	$362,524	$384,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)

Operating Activities
Net income	$364,877	$381,594
Items not requiring (providing) cash:
Depreciation and amortization	67,583	68,407
Provision for loan losses	30,000	10,000
Amortization of premiums and discounts on securities	5,306	12,199
Amortization of deferred prepayment penalty on Federal
Home Loan Bank advances	2,313	22,866
Change in deferred income taxes	(37,424)	69,264
Gain on sale of loans	(804,525)	(851,021)
Proceeds from the sale of loans held for sale	28,767,731	29,363,078
Origination of loans held for sale	(27,625,130)	(30,648,590)
Net gain on sale of foreclosed assets	-	(873)
Earnings on cash surrender value of bank-owned life insurance	(36,908)	(40,671)
Stock based compensation expense	51,581	7,990
ESOP shares earned	24,431	21,904
Changes in:
Interest receivable	79,866	(36,049)
Mortgage servicing rights	(174,833)	(186,184)
Federal Home Loan Bank lender risk account receivable	102,241	27,260
Other assets	(64,843)	(196,128)
Interest payable	17,412	7,528
Other liabilities	24,167	(19,787)
Net cash provided by (used in) operating activities	793,845	(1,987,213)

Investing Activities
Proceeds from maturities of available-for-sale securities	144,978	329,447
Purchase of Federal Home Loan Bank stock	(18,700)	(113,100)
Net change in loans	(6,140,204)	(5,836,212)
Purchase of premises and equipment	(11,986)	(27,071)
Proceeds from sales of foreclosed assets	-	38,823
Net cash used in investing activities	(6,025,912)	(5,608,113)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows (Continued)

Six Months Ended June 30, 2018 and 2017 (Unaudited)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)

Financing Activities
Net increase in deposits	2,517,348	1,184,985
Proceeds from Federal Home Loan Bank advances	72,991,000	67,350,000
Repayment of Federal Home Loan Bank advances	(68,335,000)	(62,200,000)
Net decrease in advances from borrowers for taxes and insurance	(554,954)	(677,492)
Net cash provided by financing activities	6,618,394	5,657,493

Increase (Decrease) in Cash and Cash Equivalents	1,386,327	(1,937,833)
Cash and Cash Equivalents, Beginning of Period	10,266,824	11,128,155
Cash and Cash Equivalents, End of Period	$11,653,151	$9,190,322

Supplemental Cash Flows Information
Interest paid	$911,577	$660,127
Income taxes paid	182,229	94,717
Real estate acquired in settlement of loans	-	37,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operations and Summary of Significant Account Policies

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

Principles of Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2018 and December 31, 2017 and for the three months and six months ended June 30, 2018 and 2017 include the accounts of Cincinnati Bancorp and the Bank. All significant intercompany items have been eliminated.

Interim Financial Statements

The interim financial statements as of June 30, 2018, and for the three months and six months ended June 30, 2018 and 2017 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three months and six months ended June 30, 2018, are not necessarily indicative of the results to be achieved for the year ending December 31, 2018, or any other period.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

For debt securities with fair value below amortized cost, when the Company does not intend to sell a debt security, and it is more likely than not the Company will not have to sell the security before recovery of its cost basis, it recognizes the credit component of an other-than-temporary impairment of a debt security in earnings and the remaining portion in other comprehensive income.

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-Sale Securities:

June 30, 2018 (Unaudited):
Mortgage-backed securities of government sponsored entities	$758,876	$5,791	$(2,986)	$761,681

December 31, 2017:
Mortgage-backed securities of government sponsored entities	$909,161	$4,470	$(3,409)	$910,222

The Company had no sales of investment securities during the three and six month periods ended June 30, 2018 and 2017. The Company had not pledged any of its investment securities as of June 30, 2018 or December 31, 2017.

The amortized cost and fair value of available-for-sale securities at June 30, 2018 and December 31, 2017, by contractual maturity, if applicable, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties, as is the case with mortgage-backed securities included in the following table:

	June 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Unaudited)
Mortgage-backed securities of government sponsored entities	$758,876	$761,681	$909,161	$910,222

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at June 30, 2018 and December 31, 2017 was

$209,245 and $785,539, respectively, which is approximately 27% and 86%, respectively, of the Company’s investment portfolio.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporary impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at June 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2018 (Unaudited):
Mortgage-backed securities of government sponsored entities	$209,245	$(2,986)	$-	$-	$209,245	$(2,986)

December 31, 2017:
Mortgage-backed securities of government sponsored entities	$785,539	$(3,409)	$-	$-	$785,539	$(3,409)

NOTE 3: Loans and Allowance for Loan Losses

Categories of loans at June 30, 2018 and December 31, 2017 include:

	June 30,	December 31,
	2018	2017
	(Unaudited)

One to four family mortgage loans -owner occupied	$81,334,652	$77,532,809
One to four family - investment	11,055,882	11,354,976
Multi-family mortgage loans	25,747,532	23,895,594
Nonresidential mortgage loans	19,439,631	18,138,584
Construction and land loans	5,460,730	6,173,341
Real estate secured lines of credit	11,709,328	11,713,943
Commercial loans	303,027	334,628
Other consumer loans	476,067	471,386
Total loans	155,526,849	149,615,261

Less:
Net deferred loan costs	(504,779)	(479,795)
Undisbursed portion of loans	1,511,134	1,714,766
Allowance for loan losses	1,390,072	1,360,072

Net loans	$153,130,422	$147,020,218

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2018 and 2017 and year ended December 31, 2017:

	Six Months Ended June 30, 2018 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072
Provision (credit) charged to expense	84,745	(69,588)	11,940	11,436	(7,458)	(355)	(724)	4	30,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$423,442	$102,086	$252,836	$208,247	$75,211	$312,283	$6,210	$9,757	$1,390,072

Ending balance: Individually evaluated for impairment	$-	$38,113	$9,055	$-	$-	$-	$-	$-	$47,168

Ending balance: Collectively evaluated for impairment	$423,442	$63,973	$243,781	$208,247	$75,211	$312,283	$6,210	$9,757	$1,342,904
Loans:
Ending balance	$81,334,652	$11,055,882	$25,747,532	$19,439,631	$5,460,730	$11,709,328	$303,027	$476,067	$155,526,849

Ending balance: Individually evaluated for impairment	$1,016,064	$991,728	$627,896	$239,901	$-	$50,858	$-	$-	$2,926,447

Ending balance: Collectively evaluated for impairment	$80,318,588	$10,064,154	$25,119,636	$19,199,730	$5,460,730	$11,658,470	$303,027	$476,067	$152,600,402

	Three Months Ended June 30, 2018 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$389,394	$113,952	$270,465	$208,007	$66,449	$308,133	$8,849	$9,823	$1,375,072
Provision (credit) charged to expense	34,048	(11,866)	(17,629)	240	8,762	4,150	(2,639)	(66)	15,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$423,442	$102,086	$252,836	$208,247	$75,211	$312,283	$6,210	$9,757	$1,390,072

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2017 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264
Provision (credit) charged to expense	(26,452)	74,845	31,663	(23,353)	12,978	(60,516)	944	(109)	10,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$386,742	$204,473	$206,958	$144,078	$77,275	$303,675	$12,860	$203	$1,336,264

	Three Months Ended June 30, 2017 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$458,992	$142,906	$199,042	$139,216	$60,309	$314,888	$10,675	$236	$1,326,264
Provision (credit) charged to expense	(72,250)	61,567	7,916	4,862	16,966	(11,213)	2,185	(33)	10,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$386,742	$204,473	$206,958	$144,078	$77,275	$303,675	$12,860	$203	$1,336,264

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year Ended December 31, 2017
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264
Provision (credit) charged to expense	(78,305)	42,046	65,601	29,380	18,372	(51,553)	(4,982)	9,441	30,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	3,808	-	-	-	-	-	-	-	3,808
Balance, end of year	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072

Ending balance: Individually evaluated for impairment	$-	$42,396	$9,055	$-	$-	$-	$-	$-	$51,451

Ending balance: Collectively evaluated for impairment	$338,697	$129,278	$231,841	$196,811	$82,669	$312,638	$6,934	$9,753	$1,308,621
Loans:
Ending balance	$77,532,809	$11,354,976	$23,895,594	$18,138,584	$6,173,341	$11,713,943	$334,628	$471,386	$149,615,261

Ending balance: Individually evaluated for impairment	$747,022	$1,068,714	$632,447	$179,558	$-	$39,687	$-	$-	$2,667,428

Ending balance: Collectively evaluated for impairment	$76,785,787	$10,286,262	$23,263,147	$17,959,026	$6,173,341	$11,674,256	$334,628	$471,386	$146,947,833

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$81,040,027	$9,303,931	$25,110,581	$18,609,276	$5,460,730	$11,073,110	$303,027	$476,067	$151,376,749
Special mention	-	1,286,911	-	762,526	-	484,069	-	-	2,533,506
Substandard	294,625	465,040	636,951	67,829	-	152,149	-	-	1,616,594
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$81,334,652	$11,055,882	$25,747,532	$19,439,631	$5,460,730	$11,709,328	$303,027	$476,067	$155,526,849

	December 31, 2017
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$77,239,158	$9,723,639	$23,254,092	$17,341,292	$6,173,341	$11,021,251	$334,628	$471,386	$145,558,787
Special mention	-	384,819	-	617,734	-	489,700	-	-	1,492,253
Substandard	293,651	1,246,518	641,502	179,558	-	202,992	-	-	2,564,221
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-
Total	$77,532,809	$11,354,976	$23,895,594	$18,138,584	$6,173,341	$11,713,943	$334,628	$471,386	$149,615,261

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three or six months ended June 30, 2018.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of June 30, 2018 and December 31, 2017:

	June 30, 2018 (Unaudited)
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$82,901	$-	$317,976	$400,877	$80,933,775	$81,334,652	$-
One to Four Family - Investment	-	-	-	-	11,055,882	11,055,882	-
Multi-family mortgage loans	-	-	-	-	25,747,532	25,747,532	-
Nonresidential mortgage loans	-	-	67,829	67,829	19,371,802	19,439,631	-
Construction & Land Loans	-	-	-	-	5,460,730	5,460,730	-
Real estate secured lines of credit	9,760	-	-	9,760	11,699,568	11,709,328	-
Commercial Loans	-	-	-	-	303,027	303,027	-
Other consumer loans	-	-	-	-	476,067	476,067	-

Total	$92,661	$-	$385,805	$478,466	$155,048,383	$155,526,849	$-

	December 31, 2017
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$92,143	$-	$144,357	$236,500	$77,296,309	$77,532,809	$-
One to Four Family - Investment	-	-	8,755	8,755	11,346,221	11,354,976	-
Multi-family mortgage loans	-	-	-	-	23,895,594	23,895,594	-
Nonresidential mortgage loans	-	-	-	-	18,138,584	18,138,584	-
Construction & Land Loans	-	-	-	-	6,173,341	6,173,341	-
Real estate secured lines of credit	80,000	-	-	80,000	11,633,943	11,713,943	-
Commercial Loans	-	-	-	-	334,628	334,628	-
Other consumer loans	-	-	-	-	471,386	471,386	-

Total	$172,143	$-	$153,112	$325,255	$149,290,006	$149,615,261	$-

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

The following tables present impaired loans at June 30, 2018, June 30, 2017 and December 31, 2017:

					For the Three Months Ended		For the Six Months Ended
	As of June 30, 2018				June 30, 2018		June 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
					(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,016,064	$1,016,064	$-		$1,017,590	7,229	$1,019,702	$15,804
One to Four family - Investment	553,450	553,450	-		556,401	7,832	559,589	15,132
Multi-family mortgage loans	519,393	519,393	-		520,383	9,902	521,264	17,239
Nonresidential mortgage loans	239,901	239,901	-		241,474	2,914	190,212	5,877
Construction & Land loans	-	-	-		-	-	-	-
Real estate secured lines of credit	50,858	50,858	-		51,362	651	51,579	1,417
Commercial Loans	-	-	-		-	-	-	-
Other consumer loans	-	-	-		-	-	-	-
Loans with a specific valuation allowance						-
One- to four-family mortgage loans	-	-	-		-	-	-	-
One to Four family - Investment	438,278	476,391	38,113		479,153	6,018	481,712	11,755
Multi-family mortgage loans	108,503	117,558	9,055		117,962	1,735	118,250	3,453
Nonresidential mortgage loans	-	-	-		-	-	-	-
Construction & Land loans	-	-	-		-	-	-	-
Real estate secured lines of credit	-	-	-		-	-	-	-
Commercial Loans	-	-	-		-	-	-	-
Other consumer loans	-	-	-		-	-	-	-

	$2,926,447	$2,973,615	$47,168	#	$2,984,325	$36,281	$2,942,308	$70,677

					For the Three Months Ended		For the Six Months Ended
	As of June 30, 2017				June 30, 2017		June 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance		Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
					(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$685,991	$685,991	$-		$689,151	6,979	$689,151	$15,288
One to Four family - Investment	578,694	578,694	-		581,625	8,071	585,670	16,290
Multi-family mortgage loans	526,600	526,600	-		527,622	12,218	528,600	19,552
Nonresidential mortgage loans	186,787	186,787	-		188,492	3,163	190,212	6,218
Construction & Land loans	-	-	-		-	-	-	-
Real estate secured lines of credit	32,802	32,802	-		33,358	430	33,894	855
Commercial Loans	-	-	-		-	-	-	-
Other consumer loans	-	-	-		-	-	-	-
Loans with a specific valuation allowance						-
One- to four-family mortgage loans	-	-	-		-	-	-	-
One to Four family - Investment	655,072	607,971	47,101		657,242	8,333	659,714	15,960
Multi-family mortgage loans	120,210	111,155	9,055		120,465	2,004	120,759	3,619
Nonresidential mortgage loans	-	-	-		-	-	-	-
Construction & Land loans	-	-	-		-	-	-	-
Real estate secured lines of credit	-	-	-		-	-	-	-
Commercial Loans	-	-	-		-	-	-	-
Other consumer loans	-	-	-		-	-	-	-

	$2,786,156	$2,730,000	$56,156	#	$2,797,955	$41,198	$2,808,000	$77,782

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$747,022	$747,022	$-	$753,098	$28,104
One to Four family - Investment	574,375	574,375	-	587,247	34,059
Multi-family mortgage loans	522,818	522,818	-	522,817	38,940
Nonresidential mortgage loans	179,558	179,558	-	186,670	12,352
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	39,687	39,687	-	42,229	3,540
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	494,339	536,735	42,396	546,369	25,911
Multi-family mortgage loans	109,629	118,684	9,055	120,196	8,153
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,667,428	$2,718,879	$51,451	$2,758,626	$151,059

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis. The following table presents the nonaccrual loans at June 30, 2018 and December 31, 2017. This table excludes performing TDRs, which amounted to $1.5 million at both June 30, 2018 and December 31, 2017.

	June 30,	December 31,
	2018	2017

One- to four-family mortgage loans	$317,977	$144,357
One to four family - Investment	-	8,755
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	67,829	-
Land loans	-	-
Real estate secured lines of credit	-	-
Commercial Loans	-	-
Other consumer loans	-	-

Total	$385,806	$153,112

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

At June 30, 2018, the Company had no loans that were modified in TDRs and impaired.

At December 31, 2017, the Company had no loans that were modified in TDRs and impaired and there were no troubled debt restructurings during the year.

There were no newly classified TDRs during the three and six month period ended June 30, 2018.

There were no TDRs modified during the three and six months ended June 30, 2018 that subsequently defaulted. There was one TDR modified during the year ended December 31, 2016 that was not performing under the modified terms as of June 30, 2018. The net balance of the TDR was $14,300 as of June 30, 2018.

As of June 30, 2018, borrowers with loans designated as TDRs totaling $818,000 of residential real estate loans and $637,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of June 30, 2018, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

There were no foreclosed real estate properties at June 30, 2018 or December 31, 2017. There were four consumer mortgage loans in process of foreclosure at June 30, 2018 with a total net loan balance of $318,000.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:	Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“the ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three month and six month periods ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(Unaudited)
Net Income	$185,557	$223,149	$364,877	$381,594
Less allocation of earnings to participating securities	3,651	1,492	6,486	1,276
Net income allocated to common shareholders	181,906	221,657	358,391	380,318

Shares outstanding for basic earnings per share:

Weighted Average shares outstanding:	1,728,211	1,730,359	1,726,785	1,724,804
Less: Average Unearned ESOP and unvested	52,797	57,289	53,044	57,850
restricted stock:	1,675,414	1,673,070	1,673,741	1,666,954

Basic earnings per common share:	$0.11	$0.13	$0.21	$0.23

Effect of dilutive securities:
Stock Options	1,147	-	-	-
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,676,561	1,673,070	1,673,741	1,666,954
Diluted earnings per share:	$0.11	$0.13	$0.21	$0.23

NOTE 5:	Regulatory Matters

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of June 30, 2018 and December 31, 2017, the Company met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 1.875% at June 30, 2018 and 1.25% at December 31, 2017.

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

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of June 30, 2018 (Unaudited)

Total risk-based capital (to risk-weighted assets)	$20,775	16.3%	$10,186	8.0%	$12,733	10.0%

Tier I capital (to risk-weighted assets)	19,385	15.2%	7,640	6.0%	10,186	8.0%

Common Equity Tier I capital (to risk-weighted assets)	19,385	15.2%	5,730	4.5%	8,276	6.5%

Tier I capital (to adjusted total assets)	19,385	11.0%	7,062	4.0%	8,828	5.0%

As of December 31, 2017

Total risk-based capital (to risk-weighted assets)	$20,158	16.5%	$9,789	8.0%	$12,236	10.0%

Tier I capital (to risk-weighted assets)	18,798	15.4%	7,342	6.0%	9,789	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,798	15.4%	5,506	4.5%	7,953	6.5%

Tier I capital (to adjusted total assets)	18,798	11.3%	6,633	4.0%	8,291	5.0%

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

June 30, 2018
Mortgage-backed securities of government sponsored entities	$761,681	$-	$761,681	$-
Mortgage servicing rights	1,084,654	-	-	1,084,654

December 31, 2017
Mortgage-backed securities of government sponsored entities	$910,222	$-	$910,222	$-
Mortgage servicing rights	909,821	-	-	909,821

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(Unaudited)

Fair value as of the beginning of the period	$1,037,222	$848,754	$909,821	$730,164
Recognition of mortgage servicing rights on the sale of loans	56,256	81,580	105,183	121,033
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(8,824)	(13,986)	69,650	65,151

Fair value at the end of the period	$1,084,654	$916,348	$1,084,654	$916,348

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at June 30, 2018 and December 31, 2017.

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2018
(Unaudited)

Collateral-dependent impaired loans	$385,806	$-	$-	$385,806

December 31, 2017

Collateral-dependent impaired loans	$153,112	$-	$-	$153,112

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

Appraisals of real estate are obtained when the real estate is acquired and an appraisal is subsequently deemed necessary by events in the environment by the Chief Financial Officer. Appraisals are reviewed internally for accuracy and consistency in accordance with regulatory requirements. Appraisers are selected from the list of approved independent appraisers maintained by management. There were no foreclosed assets at June 30, 2018 and December 31, 2017.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2018 and December 31, 2017:

	Fair Value at June 30, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,084,654	Discounted cash flow	Discount rate PSA prepayment speeds	10% 107%-234%

Impaired loans (collateral dependent)	$385,806	Market comparable properties	Marketability discount	10%-15% (12%)

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$909,821	Discounted cash flow	Discount rate PSA prepayment speeds	10% 130%-272%

Impaired loans (collateral dependent)	$153,112	Market comparable properties	Marketability discount	10%-15% (12%)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2018 and December 31, 2017, the fair value of commitments was not material.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at June 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2018
Financial Assets:
Cash and cash equivalents	$11,653,511	$11,653,511	$-	$-
Loans held for sale	1,883,008	-	1,936,334	-
Loans, net of allowance for loan losses	153,130,422	-	-	155,068,335
Federal Home Loan Bank stock	1,039,800	1,039,800	-	-
Interest receivable	368,861	-	368,861	-
Federal Home Loan Bank lender risk account receivable	1,606,352	-	-	1,658,601

Financial Liabilities:
Deposits	116,465,074	47,754,247	68,278,243	-
Federal Home Loan Bank advances	38,968,123	-	38,807,187	-
Advances from borrowers for taxes and insurance	925,823	-	925,823	-
Interest payable	56,038	-	56,038	-

December 31, 2017
Financial Assets:
Cash and cash equivalents	$10,266,824	$10,266,824	$-	$-
Loans held for sale	2,221,084	-	2,278,225	-
Loans, net of allowance for loan losses	147,020,218	-	-	149,839,913
Federal Home Loan Bank stock	1,021,000	1,021,000	-	-
Interest receivable	448,727	-	448,727	-
Federal Home Loan Bank lender risk account receivable	1,708,593	-	-	1,762,223

Financial Liabilities:
Deposits	113,947,726	46,796,456	66,965,227	-
Federal Home Loan Bank advances	34,309,810	-	34,222,713	-
Advances from borrowers for taxes and insurance	1,480,777	-	1,480,777	-
Interest payable	38,626	-	38,626	-

NOTE 7:	Commitments and Credit Risk

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

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

The dollar amount of commitments to fund fixed rate loans at June 30, 2018 and December 31, 2017 follows:

	June 30,		December 31,
	2018		2017
	(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$5,854,923	4.375% - 6.25%	$3,247,703	3.75% - 4.50%

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

Loan commitments outstanding at June 30, 2018 and December 31, 2017 were composed of the following:

	June 30,	December 31,
	2018	2017
	(Unaudited)

Commitments to originate loans	$5,582,608	$6,360,251
Forward sale commitments	6,966,782	5,468,787
Lines of credit	12,865,901	12,637,670
26

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8:	Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at June 30, 2018 and December 31, 2017 are as follows:

	June 30,	December 31,
	2018	2017
	(Unaudited)

Net unrealized gain on available for sale securities	$2,216	$700

Directors' Retirement Plan	(315,589)	(310,262)

Tax benefit	66,635	105,577

Net of tax amount	$(246,738)	$(203,985)

NOTE 9:	Equity Incentive Plan

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

At June 30, 2018, a total of 15,837 incentive stock options were exercisable.

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

Total compensation cost recognized in the income statement for share-based payment arrangements during the three months and six months ended June 30, 2018 was $25,791 and $51,581, respectively. Total compensation cost for share-based payment arrangements during the three months and six months ended June 30, 2017 was $7,990 and $7,990, respectively.

As of June 30, 2018, there was approximately $404,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 4 years.

NOTE 10:	Pending Acquisition

On April 18, 2018, Cincinnati Bancorp (the “Company”), the holding company for Cincinnati Federal and the majority-owned subsidiary of CF Mutual Holding Company (the “MHC”), the MHC, Cincinnati Federal and Kentucky Federal Savings and Loan Association ("KF"), a mutual savings association, entered into a definitive merger agreement providing for the merger of KF with and into Cincinnati Federal. Kentucky Federal Savings and Loan Association operates as a community bank with three banking offices in Covington, Florence and Williamstown, Kentucky. At June 30, 2018, KF had total assets of approximately $31.6 million, consisting primarily of $17.3 million of net loans. Recorded liabilities totaled $28.8 million, consisting primarily of $27.1 million of deposits. Equity capital totaled approximately $2.8 million.

The transaction is expected to close in the fourth quarter of 2018, subject to the receipt of approval by Kentucky Federal Savings and Loan Association members and all applicable governmental approvals and the satisfaction or waiver of all other conditions precedent to the merger.

NOTE 11:	Recent Accounting Pronouncements

Cincinnati Bancorp is an “emerging growth company.” As an “emerging growth company”, we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to the financial statements of private companies. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

FASB ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments

On August 26, 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force), ("ASU 2016-15"). The amendments in ASU 2016-15 address eight specific cash flow issues and apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under FASB Accounting Standards Codification (FASB ASC) 230, Statement of Cash Flows. The amendments in ASU 2016-15 are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. The Company has assessed ASU 2016-15 and does not expect a significant impact on its accounting and financial statement disclosures.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

ASU 2016-01 is effective for non public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. Adoption of the standard is not expected to have a significant impact on its fair value and other disclosure requirements. For additional information on fair value of assets and liabilities, see Note 6.

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Public entities should apply the amendments in ASU 2014-09 to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, a public entity would be required to apply the new revenue standard beginning in the first interim period within the period of adoption). Nonpublic entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 31, 2018, and to interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company continues to assess the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on its accounting and disclosures. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. Management continues to evaluate those revenue streams that could be impacted by the amendments. The analysis includes identification of potential performance obligations and revenue principles. The adoption of ASU 2014-09 is not expected to have a material impact on the Company’s accounting and financial statement disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited financial statements and notes thereto at and for the year ended December 31, 2017, appearing in Cincinnati Bancorp’s Form 10-K for the year ended December 31, 2017.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	our ability to integrate future acquisitions, including the pending merger with Kentucky Federal Savings and Loan Association, may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

•	our ability to obtain regulatory approvals of the proposed merger of Cincinnati Federal and Kentucky Federal Savings and Loan Association on the proposed terms and schedule, and approval of the merger by the members of Kentucky Federal Savings and Loan Association may be unsuccessful.

•	we may incur increased charge-offs in the future;

•	we may face competitive loss of customers;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values), or in the secondary mortgage markets;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to successfully implement our business plan and to grow our franchise to improve profitability;

•	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	declines in the yield on our assets resulting from the current low interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Cincinnati Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2017.

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets. Total assets were $177.5 million at June 30, 2018, an increase of $7.0 million, or 4.2%, from the $170.5 million at December 31, 2017. The increase resulted primarily from an increase in loans, net of allowances, of $6.1 million, and an increase of $1.4 million in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $1.4 million or 13.5%, to $11.7 million at June 30, 2018 from $10.3 million at December 31, 2017. The increase was primarily the result of deposit and additional FHLB Advances.

Net Loans. Net loans increased $6.1 million, or 4.2%, to $153.1 million at June 30, 2018 from $147.0 million at December 31, 2017. During the six months ended June 30, 2018, we originated $24.3 million of loans for portfolio, $11.5 million of which were one-to-four family residential real estate loans, $5.4 million were multifamily loans, $3.1 million were nonresidential loans, $2.4 million were home equity and home equity lines of credit and $1.9 million were residential construction and land loans. During the six months ended June 30, 2018, we originated $27.6 million of one-to- four family residential loans for sale, on both a servicing–retained and servicing–released basis. Subject to market conditions, management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income.

The one-to-four owner-occupied loan portfolio increased $3.8 million or 4.9%. The nonresidential portfolio increased $1.3 million or 7.2% during the six months ended June 30, 2018. The one-to-four family investment loan portfolio decreased $299,000, or 2.6%. The home equity lines of credit portfolio decreased $5,000 or 0.04% to $11.7 million at June 30, 2018. Construction and land loans decreased $713,000 or 11.5% and the multifamily portfolio increased $1.9 million, or 7.8%. We currently sell certain fixed-rate, 15- and 30-year term mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers.

Loans Held for Sale. Loans held for sale decreased $338,000, or 15.2%, to $1.9 million at June 30, 2018 from $2.2 million at December 31, 2017.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $149,000, or 16.3%, to $762,000 at June 30, 2018 from $910,000 at December 31, 2017. There were no securities purchases during the six months ended June 30, 2018. There were $145,000 in maturities, the remaining difference was due to the change in market values within the portfolio during the six months ended June 30, 2018.

Deposits. Deposits increased $2.5 million, or 2.2%, to $116.5 million at June 30, 2018 from $113.9 million at December 31, 2017. Core deposits, defined as demand, NOW and savings accounts, increased $958,000, or 2.1%, to $47.8 million at June 30, 2018 from $46.8 million at December 31, 2017. The increase was primarily the result of marketing efforts directed at increasing retail deposit accounts. Time deposits increased $1.5 million, or 2.3%, to $68.7 million at June 30, 2018 from $67.2 million at December 31, 2017. Certificates originated through the National CD Rateline service decreased $992,000 to $19.0 million at June 30, 2018. During the six months ended June 30, 2018, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank Advances increased $4.7 million, or 13.6%, to $39.0 million at June 30, 2018. The additional advances were used to fund loan originations.

Stockholders’ Equity. Stockholders’ equity increased $416,000, or 2.2%, to $19.7 million at June 30, 2018 from $19.3 million at December 31, 2017. The increase was primarily due to net income for the six months ended June 30, 2018 of $365,000. Stockholder’s equity also increased $40,000 due to a reclassification of deferred tax liabilities in other accumulated comprehensive income during the first quarter of 2018 related to the enactment of the Tax Cuts and Job Act in December 2017.

Comparison of Operating Results for the Three Months Ended June 30, 2018 and June 30, 2017

General. Net income for the quarter ended June 30, 2018 was $186,000, compared to net income of $223,000 for the quarter ended June 30, 2017, a decrease of $37,000, or 16.6%. The decrease was primarily due to a $70,000 decrease in noninterest income and a $141,000 increase in noninterest expense, partially offset by an increase in net interest income of $127,000.

Interest and Dividend Income. Interest and dividend income increased $275,000, or 19.5%, to $1.7 million for the quarter ended June 30, 2018 compared to the comparable quarter in 2017. Interest income on loans increased $248,000, or 17.9%, to $1.6 million as of June 30, 2018. The average balance of loans during the three months ended June 30, 2018 increased $18.2 million to $154.8 million, compared to $136.6 million for the three months ended June 30, 2017. The average yield on loans increased 17 basis points to 4.24% for the three months ended June 30, 2018 from 4.07% for the three months ended June 30, 2017. Interest income on securities available-for-sale remained flat at $4,000 for the quarter. Interest income on other investments increased $27,000 for the three months ended June 30, 2018 due to an increase in the dividend received on FHLB Cincinnati stock and an increase in short-term interest rates.

Interest Expense. Total interest expense increased $148,000, or 43.2%, to $489,000 for the quarter ended June 30, 2018 from $341,000 for the quarter ended June 30, 2017. Interest expense on deposit accounts increased $89,000, or 35.9%, to $336,000 for the quarter ended June 30, 2018 from $247,000 for the quarter ended June 30, 2017. The increase in deposit expense between comparable quarters in 2018 from 2017 was primarily due to $5.8 million increase in average deposit accounts, and a 29 basis point increase in average cost.

Interest expense on interest-bearing demand accounts increased $18,000 for the quarter ended June 30, 2018. The average balances in demand interest bearing accounts increased $1.2 million during the three months ended June 30, 2018. The average cost of interest-bearing demand accounts increased 80 basis points. The increase in cost is primarily attributable to a high yield promotion for larger balance demand accounts. Interest expense on certificates of deposit increased $64,000 as a result of a $4.4 million, or 6.8%, increase in the average balance of these certificates. The average cost of certificates increased 28 basis points to 1.69%. Savings interest expense increased $7,000 during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017. The average cost of savings deposits increased 11 basis points to 0.19% primarily due to a high yield savings promotion.

Interest expense on FHLB advances increased $59,000, or 62.8%, to $153,000 for the quarter ended June 30, 2018 from $94,000 for the quarter ended June 30, 2017. The average balance of advances increased $9.0 million, or 33.4%, for the quarter ended June 30, 2018. The average cost of FHLB borrowings increased 31 basis points. The increase in the cost of advances resulted from increases in short term interest rates.

Net Interest Income. Net interest income before the provision for loan losses increased $127,000, or 11.9%, to $1.2 million for the quarter ended June 30, 2018. Average interest-earning assets increased $21.6 million primarily due to an $18.2 million increase in average outstanding loans for the quarter ended June 30, 2018. Interest on other interest earning assets increased $27,000 primarily due to an increase in average yields of 62 basis points due to the increase in the dividend rate on FHLB stock and increase in interest rates on balances held at other depository banks and on fed funds sold. Average interest-bearing liabilities increased $14.9 million from the same quarter in 2017 due to the funding needed for the increase in lending. The interest rate spread decreased 16 basis points to 2.66% for the quarter ended June 30, 2018 compared to 2.82% at quarter ended June 30, 2017. The net interest margin decreased 8 basis points to 2.90% for the quarter ended June 30, 2018 compared to 2.98% for the quarter ended June 30, 2017.

Provision for Loan Losses. The provision for loan losses expense increased $5,000 for the quarter ended June 30, 2018. A provision for loan losses was deemed prudent based on continued loan growth, particularly in the one-to-four owner-occupied loan, nonresidential and multifamily portfolio segments.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at June 30, 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $70,000, or 9.3%, to $685,000 for the quarter ended June 30, 2018 from $755,000 for the comparable quarter in 2017. The gain on sale of loans decreased $91,000, or 16.3%, to $465,000 for the quarter ended June 30, 2018 from $555,000 for the comparable quarter in 2017. The fair value of existing mortgage servicing rights and mortgage servicing fees decreased $5,000 for the quarter ended June 30, 2018.

Non-Interest Expense. Non-interest expense increased $141,000, or 9.5%, to $1.6 million for the quarter ended June 30, 2018 compared to the comparable quarter in 2017. The increase was due primarily to a $60,000 increase in merger-related expenses. Loan costs increased $29,000, or 31.1%. Salaries and benefits increased $23,000 caused by increased staffing demands, incentive equity plan expense, and increased payroll expense for the quarter ended June 30, 2018. Data processing expense increased $6,000, or 4.7%, to $142,000 during the quarter ended June 30, 2018 from $136,000 for the quarter ended June 30, 2017. Professional fees decreased $7,000, or 9.9% for the quarter ended June 30, 2018 due to lower strategic planning and legal costs. Advertising expense increased $17,000, or 88.1% due to increased print, billboard and social media spending to promote deposit accounts.

Federal Income Taxes. Federal income taxes decreased $51,000 from the first quarter of 2017 primarily due to a decrease in the effective corporate tax rate to 24% for the quarter ended June 30, 2018 from 33% for the quarter ended June 30, 2017.

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

	For the Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$154,766	$1,639	4.24%	$136,644	$1,391	4.07%
Securities	795	4	2.01	1,492	4	1.07
Other (1)	9,654	43	1.78	5,497	16	1.16
Total interest-earning assets	165,215	1,686	4.08	143,633	1,411	3.93
Non-interest-earning assets	11,006			14,235
Total assets	$176,221			$157,868

Interest-bearing liabilities:
Savings	$24,962	$12	0.19	$24,747	$5	0.08
Interest-bearing demand	7,749	32	1.65	6,558	14	0.85
Certificates of deposit	69,290	292	1.69	64,872	228	1.41
Total deposits	102,001	336	1.32	96,177	247	1.03
Borrowings	36,085	153	1.70	27,049	94	1.39
Total interest-bearing liabilities	138,086	489	1.42	123,226	341	1.11
Non-interest-bearing Demand	16,373			13,323
Other non-interest- bearing liabilities	2,775			2,887
Total non- interest- bearing liabilities	19,148			16,210
Total equity	18,987			18,432
Total liabilities and total equity	$176,221			$157,868
Net interest income		$1,197			$1,070
Net interest rate spread (2)			2.66%			2.82%
Net interest-earning assets (3)	$27,129			$20,407
Net interest margin (4)			2.90%			2.98%
Average interest-earning assets to interest- bearing liabilities			119.65%			116.56%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Comparison of Operating Results for the Six Months Ended June 30, 2018 and June 30, 2017

General. Net income for the six months ended June 30, 2018 was $365,000, compared to net income of $382,000 for the six months ended June 30, 2017, a decrease of $17,000, or 4.4%. The decrease was primarily due to a $389,000 increase in noninterest expense, partially offset by an increase in net interest income before the provision for loan losses of $252,000 and an increase in noninterest income of $62,000.

Interest and Dividend Income. Interest and Dividend income increased $514,000, or 18.5%, to $3.3 million for the six months ended June 30, 2018 from the comparable six months in 2017. Interest income on loans increased $458,000, or 16.7%, to $3.2 million as of June 30, 2018. The average balance of loans during the six months ended June 30, 2018 increased $18.0 million to $153.0 million, compared to $135.0 million for the six months ended June 30, 2017. The average yield on loans increased 12 basis points to 4.18% for the six months ended June 30, 2018 from 4.06% for the six months ended June 30, 2017. Interest income on securities available-for-sale increased $4,000 due to a 142 basis point increase in average yield on the securities portfolio, partially offset by a $751,000 decrease in the balance of the average securities portfolio during the six months ended June 30, 2018. Interest income on other investments increased $52,000 for the six months ended June 30, 2018 primarily due to an increase in average yields of 52 basis points compared to the six months ended June 30, 2017.

Interest Expense. Total interest expense increased $261,000, or 39.1%, to $929,000 for the six months ended June 30, 2018 from $668,000 for the six months ended June 30, 2017. Interest expense on deposit accounts increased $152,000, or 31.1%, to $641,000 for the six months ended June 30, 2018 from $489,000 for the six months ended June 30, 2017. The increase between comparable six months in 2018 from 2017 was primarily due to a $106,000 increase in interest expense on certificates of deposit resulting from a $3.9 million, or 6.0%, increase in the average balance of these certificates. The average cost of certificates increased 23 basis points to 1.62%. Interest expense on interest-bearing demand accounts increased $38,000 from the comparable six months in 2017. The increase in interest expense reflects the promotion of a high yielding checking account product for large balance DDA accounts. The average balances in demand interest bearing and non-interest bearing accounts during the six months ended June 30, 2018 increased $5.1 million to $24.2 million compared to $19.1 million for the six months ended June 30, 2017. Savings interest expense increased $8,000 as average balances remained unchanged, however, the average cost of savings deposits increased 7 basis points during the six months ended June 30, 2018 compared to June 30, 2017.

Interest expense on FHLB advances increased $110,000, or 61.4%, to $288,000 for the six months ended June 30, 2018 from $179,000 for the six months ended June 30, 2017. The average balance of advances increased $9.0 million, or 34.3%, for the six months ended June 30, 2018. The average cost of FHLB borrowing increased 27 basis points during the six months ended June 30, 2018.

Net Interest Income. Net interest income before provision for loan losses increased $252,000, or 12.0%, to $2.4 million for the six months ended June 30, 2018. Average interest-earning assets increased $21.8 million primarily due to a $18.0 million increase in average outstanding loans for the six months ended June 30, 2018. Interest on other interest earning assets increased $52,000 primarily due to an increase in average yields of 52 basis points due to the increase in the dividend rate on FHLB stock and increase in interest rates on balances held at other depository banks. Average interest-bearing liabilities increased $14.4 million from the same six months in 2017 due to the funding needed for the increase in lending. The interest rate spread decreased 16 basis points to 2.66% for the six months ended June 30, 2018 compared to 2.82% at six months ended June 30, 2017. The net interest margin decreased 8 basis point to 2.89% for the first six months of 2018 from 2.97% for the six months ended June 30, 2017.

Provision for Loan Losses. The provision for loan losses increased $20,000 for the six months ended June 30, 2018. The provision was recorded based on managements’ evaluation of the quality of the loan portfolio and economic conditions. The growth in the loan portfolio during the six months ended June 30, 2018 indicated an upward qualitative adjustment.

Non-Interest Income. Non-interest income increased $62,000, or 4.8%, to $1.4 million for the six months ended June 30, 2018 from $1.3 million for the comparable six months in 2017. The increase was primarily due to an $85,000 increase in mortgage servicing fees due to higher mortgage servicing rights valuations, partially offset by a decrease of $46,000 in the gain on sale of loans.

Non-Interest Expense. Non-interest expense increased $389,000, or 13.8%, to $3.2 million for the six months ended June 30, 2018. The increase was due primarily to a $164,000, or 11.1%, increase in salary and employee benefits to $1.6 million in the first six months of 2018 from $1.5 million for the comparable six months in 2017 caused by increased staffing demands, salaries, and incentive equity plan expense. Data processing expense increased $18,000, or 6.6%, to $292,000 during the six months ended June 30, 2018 from $274,000 for the six months ended June 30, 2017. The increase was due to bank growth and additional products. Advertising expense increased $27,000, or 57.9% due to increased print, billboard and social media marketing. Loan cost expense increased $72,000 or 49.4% primarily due to increased loan originations.

Federal Income Taxes. Federal income taxes decreased $79,000 primarily due to a decrease in the effective corporate tax rate to 22% for the six months ended June 30, 2018 from 32% for six months ended June 30, 2017.

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

	For the Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$153,021	$3,197	4.18%	$134,996	$2,739	4.06%
Securities	830	8	1.93	1,581	4	0.51
Other (1)	9,614	83	1.73	5,118	31	1.21
Total interest-earning assets	163,465	3,288	4.02	141,695	2,774	3.92
Non-interest-earning assets	10,967			14,352
Total assets	$174,432			$156,047

Interest-bearing liabilities:
Savings	$24,346	$18	0.15	$24,402	$10	0.08
Interest-bearing demand	7,597	64	1.68	6,060	26	0.86
Certificates of deposit	69,027	559	1.62	65,125	453	1.39
Total deposits	100,970	641	1.27	95,587	489	1.02
Borrowings	35,288	288	1.63	26,277	179	1.36
Total interest-bearing liabilities	136,258	929	1.36	121,864	668	1.10
Non-interest-bearing Demand	16,588			13,056
Other non-interest- bearing liabilities	2,733			2,770
Total non- interest- bearing liabilities	19,321			15,826
Total equity	18,853			18,357
Total liabilities and total equity	$174,432			$156,047
Net interest income		$2,359			$2,106
Net interest rate spread (2)			2.66%			2.82%
Net interest-earning assets (3)	$27,207			$19,831
Net interest margin (4)			2.89%			2.97%
Average interest-earning assets to interest- bearing liabilities			119.97%			116.27%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At June 30, 2018, the Bank had $39.0 million outstanding in advances from the FHLB. At June 30, 2018, the Bank had collateral based capacity to borrow $40.1 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $794,000 for the six months ended June 30, 2018. Net cash used in operating activities was $2.0 million for the six months ended June 30, 2017. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $6.0 million for the six months ended June 30, 2018 and $5.6 million for the six months ended June 30, 2017. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $6.6 million and $5.7 million for the six months ended June 30, 2018 and 2017, respectively.

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

Cincinnati Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At June 30, 2018, Cincinnati Bancorp (on an unconsolidated, stand-alone basis) had liquid assets of $652,000.

At June 30, 2018, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $19.4 million, or 11.0% of adjusted total assets, which is above the well-capitalized required level of $8.8 million, or 5.0%; total risk-based capital of $20.8 million, or 16.3% of risk-weighted assets, which is above the well-capitalized required level of $12.7 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $19.4 million, or 15.2%, of risk weighted assets, which is above the well-capitalized required level of $8.3 million, or 6.5%. At December 31, 2017, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $18.8 million, or 11.3% of adjusted total assets, which is above the well-capitalized required level of $8.3 million, or 5.0%; and total risk-based capital of $20.2 million, or 16.5% of risk-weighted assets, which is above the well-capitalized required level of $12.2 million, or 10.0% of risk-weighted assets. Accordingly, Cincinnati Federal was categorized as well capitalized at June 30, 2018, and December 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Bylaws (1)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on March 11, 2015, as subsequently amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: August 14, 2018	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: August 14, 2018	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

