Form 10-Q
period 2018-09-30
Cincinnati Bancorp
filed 2018-11-14
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐     NO ☒

As of November 12, 2018, 1,816,329 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 1,008,969 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp

Condensed Consolidated Balance Sheets

September 30, 2018 (Unaudited) and December 31, 2017

	September 30,	December 31,
	2018	2017
	(Unaudited)

Assets
Cash and due from banks	$1,633,037	$2,567,495
Interest-bearing demand deposits in banks	3,208,359	4,294,461
Federal funds sold	4,941,000	3,404,868

Cash and cash equivalents	9,782,396	10,266,824

Available-for-sale securities	709,670	910,222
Loans held for sale	2,663,349	2,221,084
Loans, net of allowance for loan losses of $1,405,072 and $1,360,072, respectively	153,307,179	147,020,218
Premises and equipment, net	2,436,148	2,525,484
Federal Home Loan Bank stock	1,039,800	1,021,100
Interest receivable	505,050	448,727
Mortgage servicing rights	1,104,077	909,821
Federal Home Loan Bank lender risk account receivable	1,606,760	1,708,593
Bank-owned life insurance	3,309,989	3,254,330
Other assets	189,581	166,523

Total assets	$176,653,999	$170,452,926

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$24,760,625	$22,957,095
Savings	25,427,637	23,839,361
Certificates of Deposits	65,706,195	67,151,270
Total deposits	115,894,457	113,947,726

Federal Home Loan Bank advances	38,323,281	34,309,810
Advances from borrowers for taxes and insurance	1,204,561	1,480,777
Interest payable	62,819	38,626
Directors deferred compensation	475,467	440,632
Other liabilities	740,513	783,962

Total liabilities	156,701,098	151,001,533

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	160,311	126,612

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value 1,752,947 and 1,752,947 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	17,192	17,192
Additional paid-in-capital	6,222,214	6,172,924
Unearned ESOP Shares	(505,477)	(539,176)
Retained earnings - substantially restricted	14,308,603	13,877,826
Accumulated other comprehensive loss	(249,942)	(203,985)

Total stockholders' equity	19,792,590	19,324,781

Total liabilities and stockholders' equity	$176,653,999	$170,452,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Income

Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Interest and Dividend Income
Loans, including fees	$1,678,088	$1,460,841	$4,875,357	$4,200,102
Securities	4,764	(1,235)	12,362	2,687
Dividends on Federal Home Loan Bank stock and other	48,738	20,883	131,505	51,484
Total interest and dividend income	1,731,590	1,480,489	5,019,224	4,254,273

Interest Expense
Deposits	343,449	254,295	984,254	743,414
Federal Home Loan Bank advances	193,208	117,132	481,392	295,668
Total interest expense	536,657	371,427	1,465,646	1,039,082

Net Interest Income	1,194,933	1,109,062	3,553,578	3,215,191

Provision for Loan Losses	15,000	-	45,000	10,000

Net Interest Income After Provision for Loan Losses	1,179,933	1,109,062	3,508,578	3,205,191

Noninterest Income
Gain on sales of loans	479,925	380,814	1,284,450	1,231,835
Mortgage servicing fees	3,073	56,345	182,747	151,593
Other	178,938	101,063	552,903	452,243
Total noninterest income	661,936	538,222	2,020,100	1,835,671

Noninterest Expense
Salaries and employee benefits	851,748	850,604	2,497,539	2,332,026
Occupancy and equipment	114,114	109,770	354,223	327,094
Directors compensation	42,250	38,500	126,750	159,000
Data processing	158,181	148,367	450,535	422,570
Professional fees	68,843	68,276	219,431	201,122
Franchise tax	38,570	37,243	116,427	111,893
Deposit insurance premiums	12,860	12,094	38,245	26,160
Advertising	43,871	21,816	116,583	67,871
Software Licenses	21,677	23,512	65,234	63,022
Loan costs	97,147	77,231	314,299	222,587
Merger-related expenses	148,836	-	231,029	-
Other	148,983	139,777	433,582	422,153
Total noninterest expense	1,747,080	1,527,190	4,963,877	4,355,498

Income Before Income Tax	94,789	120,094	564,801	685,364

Provision for Income Taxes	68,951	34,719	174,086	218,395

Net Income	$25,838	$85,375	$390,715	$466,969

Earnings per common share - basic	0.01	0.05	0.23	0.28
Earnings per common share - diluted	0.01	0.05	0.23	0.28
Weighted-average shares outstanding - basic	1,681,504	1,669,823	1,678,234	1,664,948
Weighted-average shares outstanding - diluted	1,692,564	1,669,823	1,681,101	1,664,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)

Net Income	$25,838	$85,375	$390,715	$466,969

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	(1,390)	(13,764)	354	(16,875)
Tax (expense) benefit	292	4,679	(74)	5,738
Changes in directors' retirement plan prior service costs	(2,664)	3,536	(7,991)	10,607
Tax benefit (expense)	559	(1,204)	1,678	(3,607)
Other comprehensive income (loss)	(3,203)	(6,753)	(6,033)	(4,137)

Comprehensive Income	$22,635	$78,622	$384,682	$462,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)

Operating Activities
Net income	$390,715	$466,969
Items not requiring (providing) cash:
Depreciation and amortization	101,322	102,323
Provision for loan losses	45,000	10,000
Amortization of premiums and discounts on securities	7,128	20,572
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	3,471	30,873
Change in deferred income taxes	726	48,334
Gain on sale of loans	(1,284,450)	(1,231,835)
Proceeds from the sale of loans held for sale	43,362,891	44,178,359
Origination of loans held for sale	(42,520,706)	(45,340,635)
Net gain on sale of foreclosed assets	-	(873)
Earnings on cash surrender value of bank-owned life insurance	(55,659)	(61,381)
Stock based compensation expense	82,989	34,377
ESOP shares earned	33,699	33,137
Mortgage servicing rights	(194,256)	(135,761)
Changes in:
Interest receivable	(56,323)	42,473
Federal Home Loan Bank lender risk account receivable	101,833	28,724
Other assets	(23,058)	(74,752)
Interest payable	24,193	12,174
Other liabilities	(15,725)	212,589
Net cash provided by (used in) operating activities	3,790	(1,624,333)

Investing Activities
Proceeds from maturities of available-for-sale securities	193,914	551,168
Purchase of Federal Home Loan Bank stock	(18,700)	(113,100)
Net change in loans	(6,331,961)	(9,942,807)
Purchase of premises and equipment	(11,986)	(62,981)
Proceeds from sales of foreclosed assets	-	38,823
Net cash used in investing activities	(6,168,733)	(9,528,897)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows (Continued)

Nine Months Ended September 30, 2018 and 2017 (Unaudited)

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)

Financing Activities
Net increase in deposits	1,946,731	1,783,666
Proceeds from Federal Home Loan Bank advances	109,248,924	118,503,000
Repayment of Federal Home Loan Bank advances	(105,238,924)	(109,578,591)
Net decrease in advances from borrowers for taxes and insurance	(276,216)	(192,732)
Net cash provided by financing activities	5,680,515	10,515,343

Decrease in Cash and Cash Equivalents	(484,428)	(637,887)
Cash and Cash Equivalents, Beginning of Period	10,266,824	11,128,155
Cash and Cash Equivalents, End of Period	$9,782,396	$10,490,268

Supplemental Cash Flows Information
Interest paid	$1,441,453	$1,026,908
Income taxes paid	222,229	134,717
Real estate acquired in settlement of loans	-	37,950

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operations and Summary of Significant Account Policies

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

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2018 and December 31, 2017 and for the three months and nine months ended September 30, 2018 and 2017 include the accounts of Cincinnati Bancorp and the Bank. All significant intercompany items have been eliminated.

Interim Financial Statements

The interim financial statements as of September 30, 2018, and for the three months and nine months ended September 30, 2018 and 2017 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three months and nine months ended September 30, 2018, are not necessarily indicative of the results to be achieved for the year ending December 31, 2018, or any other period.

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-Sale Securities:

September 30, 2018 (Unaudited):
Mortgage-backed securities of government sponsored entities	$708,255	$4,518	$(3,103)	$709,670

December 31, 2017:
Mortgage-backed securities of government sponsored entities	$909,161	$4,470	$(3,409)	$910,222

The Company had no sales of investment securities during the three and nine month periods ended September 30, 2018 and 2017. The Company had not pledged any of its investment securities as of September 30, 2018 or December 31, 2017.

The amortized cost and fair value of available-for-sale securities at September 30, 2018 and December 31, 2017, by contractual maturity, if applicable, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties, as is the case with mortgage-backed securities included in the following table:

	September 30, 2018		December 31, 2017
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
(Unaudited)
Mortgage-backed securities of government sponsored entities	$708,255	$709,670	$909,161	$910,222

Certain investments in debt securities have fair values at an amount less than their historical cost primarily due to the interest rate environment. The total fair value of these investments at September 30, 2018 and December 31, 2017 was $357,309 and $785,539, respectively, which is approximately 50% and 86%, respectively, of the Company’s investment portfolio.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporary impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at September 30, 2018 and December 31, 2017:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

September 30, 2018 (Unaudited):
Mortgage-backed securities of government sponsored entities	$277,317	$(369)	$79,992	$(2,734)	$357,309	$(3,103)

December 31, 2017:
Mortgage-backed securities of government sponsored entities	$785,539	$(3,409)	$-	$-	$785,539	$(3,409)

NOTE 3:	Loans and Allowance for Loan Losses

Categories of loans at September 30, 2018 and December 31, 2017 include:

	September 30,	December 31,
	2018	2017
	(Unaudited)

One to four family mortgage loans -owner occupied	$82,153,295	$77,532,809
One to four family - investment	10,947,199	11,354,976
Multi-family mortgage loans	25,297,741	23,895,594
Nonresidential mortgage loans	20,046,569	18,138,584
Construction and land loans	5,950,055	6,173,341
Real estate secured lines of credit	11,954,241	11,713,943
Commercial loans	435,846	334,628
Other consumer loans	481,144	471,386
Total loans	157,266,090	149,615,261

Less:
Net deferred loan costs	(498,027)	(479,795)
Undisbursed portion of loans	3,051,866	1,714,766
Allowance for loan losses	1,405,072	1,360,072

Net loans	$153,307,179	$147,020,218

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2018 and 2017 and year ended December 31, 2017:

	Nine Months Ended September 30, 2018 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072
Provision (credit) charged to expense	68,900	(34,786)	5,139	6,874	(1,388)	(1,632)	1,918	(25)	45,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$407,597	$136,888	$246,035	$203,685	$81,281	$311,006	$8,852	$9,728	$1,405,072

Ending balance: Individually evaluated for impairment	$-	$38,113	$9,055	$-	$-	$-	$-	$-	$47,168

Ending balance: Collectively evaluated for impairment	$407,597	$98,775	$236,980	$203,685	$81,281	$311,006	$8,852	$9,728	$1,357,904
Loans:
Ending balance	$82,153,295	$10,947,199	$25,297,741	$20,046,569	$5,950,055	$11,954,241	$435,846	$481,144	$157,266,090

Ending balance: Individually evaluated for impairment	$1,009,709	$753,605	$626,317	$154,674	$-	$49,729	$-	$-	$2,594,034

Ending balance: Collectively evaluated for impairment	$81,143,586	$10,193,594	$24,671,424	$19,891,895	$5,950,055	$11,904,512	$435,846	$481,144	$154,672,056

	Three Months Ended September 30, 2018 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$423,442	$102,086	$252,836	$208,247	$75,211	$312,283	$6,210	$9,757	$1,390,072
Provision (credit) charged to expense	(15,845)	34,802	(6,801)	(4,562)	6,070	(1,277)	2,642	(29)	15,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$407,597	$136,888	$246,035	$203,685	$81,281	$311,006	$8,852	$9,728	$1,405,072

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Nine Months Ended September 30, 2017 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264
Provision (credit) charged to expense	(56,837)	83,249	29,442	(25,365)	26,395	(54,932)	(962)	9,010	10,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	3,808	-	-	-	-	-	-	-	3,808
Balance, end of period	$360,165	$212,877	$204,737	$142,066	$90,692	$309,259	$10,954	$9,322	$1,340,072

	Three Months Ended September 30, 2017 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$386,742	$204,473	$206,958	$144,078	$77,275	$303,675	$12,860	$203	$1,336,264
Provision (credit) charged to expense	(30,385)	8,404	(2,221)	(2,012)	13,417	5,584	(1,906)	9,119	-
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	3,808	-	-	-	-	-	-	-	3,808
Balance, end of period	$360,165	$212,877	$204,737	$142,066	$90,692	$309,259	$10,954	$9,322	$1,340,072

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year Ended December 31, 2017
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$413,194	$129,628	$175,295	$167,431	$64,297	$364,191	$11,916	$312	$1,326,264
Provision (credit) charged to expense	(78,305)	42,046	65,601	29,380	18,372	(51,553)	(4,982)	9,441	30,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	3,808	-	-	-	-	-	-	-	3,808
Balance, end of year	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072

Ending balance: Individually evaluated for impairment	$-	$42,396	$9,055	$-	$-	$-	$-	$-	$51,451

Ending balance: Collectively evaluated for impairment	$338,697	$129,278	$231,841	$196,811	$82,669	$312,638	$6,934	$9,753	$1,308,621
Loans:
Ending balance	$77,532,809	$11,354,976	$23,895,594	$18,138,584	$6,173,341	$11,713,943	$334,628	$471,386	$149,615,261

Ending balance: Individually evaluated for impairment	$747,022	$1,068,714	$632,447	$179,558	$-	$39,687	$-	$-	$2,667,428

Ending balance: Collectively evaluated for impairment	$76,785,787	$10,286,262	$23,263,147	$17,959,026	$6,173,341	$11,674,256	$334,628	$471,386	$146,947,833

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$81,694,683	$9,441,951	$24,662,827	$19,338,337	$5,950,055	$11,322,323	$435,846	$481,144	$153,327,166
Special mention	-	1,370,607	139,547	640,403	-	508,266	-	-	2,658,823
Substandard	458,612	134,641	495,367	67,829	-	123,652	-	-	1,280,101
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$82,153,295	$10,947,199	$25,297,741	$20,046,569	$5,950,055	$11,954,241	$435,846	$481,144	$157,266,090

	December 31, 2017
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$77,239,158	$9,723,639	$23,254,092	$17,341,292	$6,173,341	$11,021,251	$334,628	$471,386	$145,558,787
Special mention	-	384,819	-	617,734	-	489,700	-	-	1,492,253
Substandard	293,651	1,246,518	641,502	179,558	-	202,992	-	-	2,564,221
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$77,532,809	$11,354,976	$23,895,594	$18,138,584	$6,173,341	$11,713,943	$334,628	$471,386	$149,615,261

Pass rated portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three or nine months ended September 30, 2018.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of September 30, 2018 and December 31, 2017:

	September 30, 2018 (Unaudited)
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$25,801	$-	$312,815	$338,616	$81,814,679	$82,153,295	$-
One to Four Family - Investment	134,641	27,137	-	161,778	10,785,421	10,947,199	-
Multi-family mortgage loans	495,367	-	-	495,367	24,802,374	25,297,741	-
Nonresidential mortgage loans	-	-	67,829	67,829	19,978,740	20,046,569	-
Construction & Land Loans	-	-	-	-	5,950,055	5,950,055	-
Real estate secured lines of credit	110,615	-	-	110,615	11,843,626	11,954,241	-
Commercial Loans	-	-	-	-	435,846	435,846	-
Other consumer loans	-	-	-	-	481,144	481,144	-

Total	$766,424	$27,137	$380,644	$1,174,205	$156,091,885	$157,266,090	$-

	December 31, 2017
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$92,143	$-	$144,357	$236,500	$77,296,309	$77,532,809	$-
One to Four Family - Investment	-	-	8,755	8,755	11,346,221	11,354,976	-
Multi-family mortgage loans	-	-	-	-	23,895,594	23,895,594	-
Nonresidential mortgage loans	-	-	-	-	18,138,584	18,138,584	-
Construction & Land Loans	-	-	-	-	6,173,341	6,173,341	-
Real estate secured lines of credit	80,000	-	-	80,000	11,633,943	11,713,943	-
Commercial Loans	-	-	-	-	334,628	334,628	-
Other consumer loans	-	-	-	-	471,386	471,386	-

Total	$172,143	$-	$153,112	$325,255	$149,290,006	$149,615,261	$-

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

The following tables present impaired loans at September 30, 2018, September 30, 2017 and December 31, 2017:

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2018			September 30, 2018		September 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
				(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,009,709	$1,009,709	$-	$1,012,936	10,539	$1,017,445	$26,434
One to Four family - Investment	319,210	319,211	-	320,767	4,296	324,377	12,333
Multi-family mortgage loans	517,814	517,814	-	518,490	7,216	520,339	24,455
Nonresidential mortgage loans	154,674	154,674	-	166,650	1,218	170,216	4,660
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	49,729	49,729	-	50,470	838	51,331	2,255
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance					-
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to Four family - Investment	434,395	472,509	38,113	474,478	4,531	479,303	16,286
Multi-family mortgage loans	108,503	117,100	9,055	117,285	1,277	117,928	4,730
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,594,034	$2,640,746	$47,168	$2,661,076	$29,915	$2,680,939	$91,153

				For the Three Months Ended		For the Nine Months Ended
	As of September 30, 2017			September 30, 2017		September 30, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
				(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$765,822	$765,822	$-	$735,768	6,971	$749,061	$22,259
One to Four family - Investment	581,055	581,055	-	583,665	8,873	590,507	25,163
Multi-family mortgage loans	525,050	525,050	-	525,718	7,251	527,639	26,803
Nonresidential mortgage loans	183,207	183,207	-	184,935	3,101	188,445	9,319
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	40,421	40,421	-	41,487	2,175	42,931	3,030
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance					-
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to Four family - Investment	499,655	542,051	42,396	544,694	2,865	548,498	18,825
Multi-family mortgage loans	110,508	119,563	9,055	119,956	1,959	120,491	5,569
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,705,718	$2,757,169	$51,451	$2,736,223	$33,195	$2,767,572	$110,968

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2017
				Average
		Unpaid		Investment
	Recorded	Principal	Specific	in Impaired	Interest Income
	Balance	Balance	Allowance	Loans	Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$747,022	$747,022	$-	$753,098	$28,104
One to Four family - Investment	574,375	574,375	-	587,247	34,059
Multi-family mortgage loans	522,818	522,818	-	522,817	38,940
Nonresidential mortgage loans	179,558	179,558	-	186,670	12,352
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	39,687	39,687	-	42,229	3,540
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	494,339	536,735	42,396	546,369	25,911
Multi-family mortgage loans	109,629	118,684	9,055	120,196	8,153
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,667,428	$2,718,879	$51,451	$2,758,626	$151,059

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis. The following table presents the nonaccrual loans at September 30, 2018 and December 31, 2017. This table excludes TDRs not in non-accrual status, which amounted to $1.4 million at September 30, 2018 and $1.5 million at December 31, 2017.

	September 30,	December 31,
	2018	2017

One- to four-family mortgage loans	$312,815	$144,357
One to four family - Investment	-	8,755
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	67,829	-
Land loans	-	-
Real estate secured lines of credit	-	-
Commercial Loans	-	-
Other consumer loans	-	-

Total	$380,644	$153,112

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

At September 30, 2018, the Company had no loans that were modified in TDRs and impaired.

At December 31, 2017, the Company had no loans that were modified in TDRs and impaired and there were no troubled debt restructurings during the year.

There were no newly classified TDRs during the three and nine month period ended September 30, 2018.

There were no TDRs modified during the three and nine months ended September 30, 2018 that subsequently defaulted. There were six TDR’s that were not performing under the modified terms as of September 30, 2018. The net balance of these TDR’s was $642,000 as of September 30, 2018. There was $19,000 in specific allowances associated with these loans as of September 30, 2018.

As of September 30, 2018, borrowers with loans designated as TDRs totaling $748,000 of residential real estate loans and $635,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of September 30, 2018, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

There were no foreclosed real estate properties at September 30, 2018 or December 31, 2017. There were two consumer mortgage loans in process of foreclosure at September 30, 2018 with a total net loan balance of $59,000.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:	Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“the ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three month and nine month periods ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(Unaudited)

Net Income	$25,838	$85,375	$390,715	$466,969
Less allocation of earnings to participating securities	705	1,356	9,184	3,327
Net income allocated to common shareholders	25,133	84,019	381,531	463,642

Shares outstanding for basic earnings per share:

Weighted Average shares outstanding:	1,733,178	1,725,989	1,730,155	1,722,237
Less: Average Unearned ESOP and unvested	51,674	56,166	51,921	57,289
restricted stock:	1,681,504	1,669,823	1,678,234	1,664,948

Basic earnings per common share:	$0.01	$0.05	$0.23	$0.28

Effect of dilutive securities:
Stock Options	11,060	-	2,867	-
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,692,564	1,669,823	1,681,101	1,664,948
Diluted earnings per share:	$0.01	$0.05	$0.23	$0.28

NOTE 5:	Regulatory Matters

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of September 30, 2018 and December 31, 2017, the Company met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 1.875% at September 30, 2018 and 1.25% at December 31, 2017.

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

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of September 30, 2018 (Unaudited)

Total risk-based capital (to risk-weighted assets)	$21,126	16.5%	$10,246	8.0%	$12,807	10.0%

Tier I capital (to risk-weighted assets)	19,721	15.4%	7,684	6.0%	10,246	8.0%

Common Equity Tier I capital (to risk-weighted assets)	19,721	15.4%	5,763	4.5%	8,325	6.5%

Tier I capital (to adjusted total assets)	19,721	11.2%	7,054	4.0%	8,818	5.0%

As of December 31, 2017

Total risk-based capital (to risk-weighted assets)	$20,158	16.5%	$9,789	8.0%	$12,236	10.0%

Tier I capital (to risk-weighted assets)	18,798	15.4%	7,342	6.0%	9,789	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,798	15.4%	5,506	4.5%	7,953	6.5%

Tier I capital (to adjusted total assets)	18,798	11.3%	6,633	4.0%	8,291	5.0%

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

September 30, 2018
Mortgage-backed securities of government sponsored entities	$709,670	$-	$709,670	$-
Mortgage servicing rights	1,104,077	-	-	1,104,077

December 31, 2017
Mortgage-backed securities of government sponsored entities	$910,222	$-	$910,222	$-
Mortgage servicing rights	909,821	-	-	909,821

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
	(Unaudited)

Fair value as of the beginning of the period	$1,084,654	$916,348	$909,821	$730,164
Recognition of mortgage servicing rights on the sale of loans	64,282	44,127	169,465	165,160
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(44,859)	(94,550)	24,791	(29,399)

Fair value at the end of the period	$1,104,077	$865,925	$1,104,077	$865,925

Mortgage servicing rights are carried in the condensed consolidated balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at September 30, 2018 and December 31, 2017.

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2018
(Unaudited)

Collateral-dependent impaired loans	$380,644	$-	$-	$380,644

December 31, 2017

Collateral-dependent impaired loans	$153,112	$-	$-	$153,112

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

Foreclosed Assets Held for Sale

Foreclosed assets held for sale are carried at fair value, less estimated cost to sell. Estimated fair value of real estate is based on appraisals or evaluations. Foreclosed assets held for sale are classified within Level 3 of the fair value hierarchy.

Appraisals of real estate are obtained when the real estate is acquired and an appraisal is subsequently deemed necessary by events in the environment by the Chief Financial Officer. Appraisals are reviewed internally for accuracy and consistency in accordance with regulatory requirements. Appraisers are selected from the list of approved independent appraisers maintained by management. There were no foreclosed assets at September 30, 2018 and December 31, 2017.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2018 and December 31, 2017:

	Fair Value at September 30, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,104,077	Discounted cash flow	Discount rate PSA prepayment speeds	10% 130%-317%

Impaired loans (collateral dependent)	$380,644	Market comparable properties	Marketability discount	10%-15% (12%)

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$909,821	Discounted cash flow	Discount rate PSA prepayment speeds	10% 130%-272%

Impaired loans (collateral dependent)	$153,112	Market comparable properties	Marketability discount	10%-15% (12%)

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2018 and December 31, 2017, the fair value of commitments was not material.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at September 30, 2018 and December 31, 2017:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

September 30, 2018
Financial Assets:
Cash and cash equivalents	$9,782,396	$9,782,396	$-	$-
Loans held for sale	2,663,349	-	2,729,037	-
Loans, net of allowance for loan losses	153,307,179	-	-	155,174,976
Federal Home Loan Bank stock	1,039,800	1,039,800	-	-
Interest receivable	505,050	-	505,050	-
Federal Home Loan Bank lender risk account receivable	1,606,760	-	-	1,654,983

Financial Liabilities:
Deposits	115,894,457	50,188,262	65,243,816	-
Federal Home Loan Bank advances	38,323,281	-	38,141,203	-
Advances from borrowers for taxes and insurance	1,204,561	-	1,204,561	-
Interest payable	62,819	-	62,819	-

December 31, 2017
Financial Assets:
Cash and cash equivalents	$10,266,824	$10,266,824	$-	$-
Loans held for sale	2,221,084	-	2,278,225	-
Loans, net of allowance for loan losses	147,020,218	-	-	149,839,913
Federal Home Loan Bank stock	1,021,000	1,021,000	-	-
Interest receivable	448,727	-	448,727	-
Federal Home Loan Bank lender risk account receivable	1,708,593	-	-	1,762,223

Financial Liabilities:
Deposits	113,947,726	46,796,456	66,965,227	-
Federal Home Loan Bank advances	34,309,810	-	34,222,713	-
Advances from borrowers for taxes and insurance	1,480,777	-	1,480,777	-
Interest payable	38,626	-	38,626	-

NOTE 7:	Commitments and Credit Risk

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

The dollar amount of commitments to fund fixed rate loans at September 30, 2018 and December 31, 2017 follows:

	September 30,		December 31,
	2018		2017
	(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$3,007,021	4.38% - 6.25%	$3,247,703	3.75% - 4.50%

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

Loan commitments outstanding at September 30, 2018 and December 31, 2017 were composed of the following:

	September 30,	December 31,
	2018	2017
	(Unaudited)

Commitments to originate loans	$3,222,521	$6,360,251
Forward sale commitments	5,670,226	5,468,787
Lines of credit	15,642,704	12,637,670

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 8:	Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
	(Unaudited)

Net unrealized gain on available for sale securities	$1,117	$700

Directors' Retirement Plan	(318,253)	(310,262)

Tax benefit	67,194	105,577

Net of tax amount	$(249,942)	$(203,985)

NOTE 9:	Equity Incentive Plan

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

The weighted-average grant-date fair value of options granted during the year 2017 was $3.64 per share. The weighted-average grant date fair value of shares granted during 2017 was $9.55.

At September 30, 2018, a total of 15,837 incentive stock options were exercisable.

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

Total compensation cost recognized in the income statement for share-based payment arrangements during the three months and nine months ended September 30, 2018 was $25,792 and $82,989, respectively. Total compensation cost for share-based payment arrangements during the three months and nine months ended September 30, 2017 was $26,387 and $34,377, respectively.

As of September 30, 2018, there was approximately $387,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a remaining weighted-average period of 4 years.

NOTE 10:	Subsequent Event

On October 12, 2018, Cincinnati Federal completed the acquisition of Kentucky Federal Savings and Loan Association, a federally chartered mutual savings bank headquartered in Covington, Kentucky. The transaction qualified as a tax-free reorganization for federal income tax purposes. On the effective date of the merger, the Company issued from its authorized but unissued shares of common stock, 63,382 shares of common stock to CF Mutual Holding Company. The number of shares issued was in consideration of Kentucky Federal’s appraised value of $858,000. The share price was based on the average of the reported closing prices for the preceding ten days on which the Company’s common stock traded which was determined to be $13.54.

As of October 12, 2018, Kentucky Federal had total assets of approximately $30.0 million, total deposits of approximately $26.5 million and total net loans of approximately $16.1 million.

The accounting for the business combination is not yet complete and therefore all required disclosures for a business combination have not been provided.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

ASU No. 2018-13 was issued in August 2018 and applies to all entities that are required to make disclosures about recurring or nonrecurring fair value measurements. The amendments in this update modify fair value disclosure requirements, including the deletion, modification, and addition of certain targeted disclosures. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. An entity is permitted to early adopt any removed or modified disclosures upon issuance of the update and delay adoption of the additional disclosures until the effective date. The amendments are to be applied on a retrospective basis to all periods presented upon adoption, except for certain amendments described in the update that are to be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

ASU No. 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans

ASU No. 2018-14 was issued in August 2018. The amendments in this update modify disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans, including the deletion, modification, and addition of certain targeted disclosures. The amendments are effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The amendments are to be applied on a retrospective basis to all periods presented upon adoption. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

 ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract

ASU No. 2018-15 was issued in August 2018 and applies to entities that are a customer in a hosting arrangement, as defined, that is accounted for as a service contract. The amendments in this update require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. Capitalized implementation costs are to be expensed over the term of the hosting arrangement. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The amendments can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company has assessed ASU 2018-15 and does not expect a significant impact on its accounting and financial statement disclosures.

FASB ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

ASU No. 2018-02 was issued in February 2018 and addresses a narrow-scope financial reporting issue that arose as a consequence of the passage of H.R. 1, originally known as the “Tax Cuts and Jobs Act.” GAAP requires adjustment of deferred tax assets and liabilities for the effect of a change in tax laws or rates with the effect to be included in income from continuing operations in the reporting period that includes the enactment date. This guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income rather than in income from continuing operations. As a consequence, the tax effects of items within accumulated other comprehensive income, referred to as stranded tax effects in the update, do not reflect the appropriate tax rate. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. Because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. The Company early adopted ASU No. 2018-02 on January 1, 2018 and reclassified its stranded tax effects totaling approximately $40,400 (credit) into retained earnings.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

FASB ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. For public business entities, the amendments in this update include the elimination of the requirement to disclose the method(s) and significant assumptions used to estimate fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, the requirement to use the exit price notion when measuring fair value of financial instruments for disclosure purposes, the requirement to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, the requirement for separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or accompanying notes to the financial statements, and the amendments clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets.

ASU 2016-01 is effective for non-emerging growth public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s consolidated financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. Adoption of the standard is not expected to have a significant impact on its fair value and other disclosure requirements. For additional information on fair value of assets and liabilities, see Note 6.

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

General

Management’s discussion and analysis of the financial condition and results of operations at September 30, 2018 and for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited financial statements and notes thereto at and for the year ended December 31, 2017, appearing in the Company’s Form 10-K for the year ended December 31, 2017.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	our ability to integrate future acquisitions, including the merger with Kentucky Federal Savings and Loan Association that closed October 12, 2018, may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

•	we may incur increased charge-offs in the future;

•	we may face competitive loss of customers;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values), or in the secondary mortgage markets;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to successfully implement our business plan and to grow our franchise to improve profitability;

•	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by change in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	increases in the cost on our liabilities resulting from the current interest rate environment;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets. Total assets were $176.7 million at September 30, 2018, an increase of $6.2 million, or 3.6%, from the $170.5 million at December 31, 2017. The increase resulted primarily from an increase in loans, net of allowances, of $6.3 million.

Cash and Cash Equivalents. Cash and cash equivalents decreased $484,000 or 4.7%, to $9.8 million at September 30, 2018 from $10.3 million at December 31, 2017. The decrease was primarily the result of funding loan growth.

Net Loans. Net loans increased $6.3 million, or 4.3%, to $153.3 million at September 30, 2018 from $147.0 million at December 31, 2017. During the nine months ended September 30, 2018, we originated $34.0 million of loans for portfolio, $16.0 million of which were one-to-four family residential real estate loans, $4.2 million were multifamily loans, $5.4 million were nonresidential loans, $4.6 million were home equity and home equity lines of credit and $1.9 million were residential construction and land loans and $1.9 million was a nonresidential construction loan. During the nine months ended September 30, 2018, we originated $42.5 million of one-to- four family residential loans for sale, on both a servicing–retained and servicing–released basis. Subject to market conditions, management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income.

The one-to-four owner-occupied loan portfolio increased $4.6 million or 6.0%. The nonresidential portfolio increased $1.9 million or 10.5% during the nine months ended September 30, 2018. The one-to-four family investment loan portfolio decreased $408,000, or 3.6%. The home equity lines of credit portfolio increased $240,000 or 2.1% to $11.9 million at September 30, 2018. Construction and land loans decreased $223,000 or 3.6% and the multifamily portfolio increased $1.4 million, or 5.9%. We currently sell certain fixed-rate, 15- and 30-year term mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers.

Loans Held for Sale. Loans held for sale increased $442,000, or 19.9%, to $2.7 million at September 30, 2018 from $2.2 million at December 31, 2017.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $201,000, or 22.0%, to $710,000 at September 30, 2018 from $910,000 at December 31, 2017. There were no securities purchases during the nine months ended September 30, 2018. There were $194,000 in maturities, the remaining difference was due to the change in market values within the portfolio during the nine months ended September 30, 2018.

Deposits. Deposits increased $1.9 million, or 1.7%, to $115.9 million at September 30, 2018 from $113.9 million at December 31, 2017. Core deposits, defined as demand, NOW and savings accounts, increased $3.4 million, or 7.3%, to $50.2 million at September 30, 2018 from $46.8 million at December 31, 2017. The increase was primarily the result of marketing efforts directed at increasing retail deposit accounts. Time deposits decreased $1.4 million, or 2.2%, to $65.7 million at September 30, 2018 from $67.2 million at December 31, 2017. Certificates originated through the National CD Rateline service decreased $2.3 million to $15.1 million at September 30, 2018. During the nine months ended September 30, 2018, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank Advances increased $4.0 million, or 11.7%, to $38.3 million at September 30, 2018. The additional advances were used to fund loan originations.

Stockholders’ Equity. Stockholders’ equity increased $468,000, or 2.4%, to $19.8 million at September 30, 2018 from $19.3 million at December 31, 2017. The increase was primarily due to net income for the nine months ended September 30, 2018 of $391,000. Stockholder’s equity also increased $40,000 due to a reclassification of deferred tax liabilities in other accumulated comprehensive income during the first quarter of 2018 related to the enactment of the Tax Cuts and Job Act in December 2017.

Comparison of Operating Results for the Three Months Ended September 30, 2018 and September 30, 2017

General. Net income for the quarter ended September 30, 2018 was $26,000, compared to net income of $85,000 for the quarter ended September 30, 2017, a decrease of $59,000, or 70.0%. The decrease was primarily due to merger-related expenses of $149,000 related to the acquisition of Kentucky Federal Savings and Loan Association.

Interest and Dividend Income. Interest income increased $251,000, or 17.0%, to $1.7 million for the quarter ended September 30, 2018 compared to $1.5 million in the comparable quarter in 2017. Interest income on loans increased $217,000, or 14.9%, to $1.7 million as of September 30, 2018. The average balance of loans during the three months ended September 30, 2018 increased $11.9 million to $155.6 million, compared to $143.7 million for the three months ended September 30, 2017. The average yield on loans increased 24 basis points to 4.31% for the three months ended September 30, 2018 from 4.07% for the three months ended September 30, 2017. Interest income on securities available-for-sale increased $6,000 for the quarter. Interest income on other investments increased $28,000 for the three months ended September 30, 2018 due to an increase in the dividend received on FHLB Cincinnati stock and an increase in short-term interest rates.

Interest Expense. Total interest expense increased $165,000, or 44.5%, to $537,000 for the quarter ended September 30, 2018 from $371,000 for the quarter ended September 30, 2017. Interest expense on deposit accounts increased $89,000, or 35.1%, to $343,000 for the quarter ended September 30, 2018 from $254,000 for the quarter ended September 30, 2017. The increase in deposit expense between comparable quarters in 2018 from 2017 was primarily due to $5.0 million increase in average interest-bearing deposit accounts, and a 27 basis point increase in average cost, primarily due to the increase in interest rates.

Interest expense on interest-bearing demand accounts increased $12,000 for the quarter ended September 30, 2018. The average balances in demand interest bearing accounts increased $606,000 during the three months ended September 30, 2018. The average cost of interest-bearing demand accounts increased 50 basis points. Interest expense on certificates of deposit increased $67,000 as a result of a $3.4 million, or 5.3%, increase in the average balance of these certificates. The average cost of certificates increased 33 basis points to 1.77%. Savings interest expense increased $11,000 during the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017. The average cost of savings deposits increased 17 basis points to 0.25% primarily due to a high yield savings promotion.

Interest expense on FHLB advances increased $76,000, or 64.9%, to $193,000 for the quarter ended September 30, 2018 from $117,000 for the quarter ended September 30, 2017. The average balance of advances increased $6.7 million, or 20.7%, for the quarter ended September 30, 2018. The average cost of FHLB borrowings increased 53 basis points. The increase in the cost of advances resulted primarily from increases in short term interest rates.

Net Interest Income. Net interest income before the provision for loan losses increased $86,000, or 7.7%, to $1.2 million for the quarter ended September 30, 2018. Average interest-earning assets increased $15.5 million primarily due to an $11.9 million increase in average outstanding loans for the quarter ended September 30, 2018. Interest on other interest earning assets increased $28,000 primarily due to an increase in average yields of 52 basis points due to the increase in the dividend rate on FHLB stock and increase in interest rates on balances held at other depository banks and on fed funds sold. Average interest-bearing liabilities increased $11.8 million from the same quarter in 2017 due to the funding needed for the increase in lending. The interest rate spread decreased 14 basis points to 2.63% for the quarter ended September 30, 2018 compared to 2.77% at quarter ended September 30, 2017. The net interest margin decreased 6 basis points to 2.88% for the quarter ended September 30, 2018 compared to 2.94% for the quarter ended September 30, 2017.

Provision for Loan Losses. The provision for loan losses expense increased $15,000 for the quarter ended September 30, 2018 from the comparable quarter in 2017 primarily due to continued loan growth, particularly in the one-to-four owner-occupied loan, nonresidential and multifamily portfolio segments.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at September 30, 2018. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $124,000, or 23.0%, to $662,000 for the quarter ended September 30, 2018 from $538,000 for the comparable quarter in 2017. The gain on sale of loans increased $99,000, or 26.0%, to $480,000 for the quarter ended September 30, 2018 from $381,000 for the comparable quarter in 2017.

Non-Interest Expense. Non-interest expense increased $220,000, or 14.4%, to $1.7 million for the quarter ended September 30, 2018 compared to the comparable quarter in 2017. The increase was due primarily to a $149,000 increase in merger-related expenses. Loan costs increased $20,000, or 25.8%. Data processing expense increased $10,000, or 6.6%, to $158,000 during the quarter ended September 30, 2018 from $148,000 for the quarter ended September 30, 2017. Advertising expense increased $22,000, or 101.1% due to increased print, billboard and social media spending to promote deposit accounts.

Federal Income Taxes. Federal income taxes increased $34,000 for the quarter ended September 30, 2018 from the comparable quarter in 2017 primarily due to the non-deductible tax treatment of the merger-related expenses.

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

	For the Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$155,635	$1,678	4.31%	$143,720	$1,461	4.07%
Securities	732	5	2.73	1,320	(1)	(0.30)
Other (1)	9,893	49	1.98	5,740	21	1.46
Total interest-earning assets	166,260	1,732	4.17	150,780	1,481	3.93
Non-interest-earning assets	10,455			13,144
Total assets	$176,715			$163,924

Interest-bearing liabilities:
Savings	$25,169	$16	0.25	$24,099	$5	0.08
Interest-bearing demand	8,133	33	1.62	7,527	21	1.12
Certificates of deposit	66,621	295	1.77	63,257	228	1.44
Total deposits	99,923	344	1.33	94,883	254	1.07
Borrowings	39,364	193	1.96	32,622	117	1.43
Total interest-bearing liabilities	139,287	537	1.54	127,505	371	1.16
Non-interest-bearing Demand	15,587			15,253
Other non-interest-bearing liabilities	2,601			2,501
Total non- interest-bearing liabilities	18,188			17,754
Total equity	19,240			18,665
Total liabilities and total equity	$176,715			$163,924
Net interest income		$1,195			$1,109
Net interest rate spread (2)			2.63%			2.77%
Net interest-earning assets (3)	$26,973			$23,275
Net interest margin (4)			2.88%			2.94%
Average interest-earning assets to interest-bearing liabilities			119.37%			118.25%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Comparison of Operating Results for the Nine Months Ended September 30, 2018 and September 30, 2017

General. Net income for the nine months ended September 30, 2018 was $391,000, compared to net income of $467,000 for the nine months ended September 30, 2017, a decrease of $76,000, or 16.3%. The decrease was primarily due to a $609,000 increase in noninterest expense which included $231,000 in merger-related expenses, partially offset by an increase in net interest income before the provision for loan losses of $338,000 and an increase in noninterest income of $185,000.

Interest and Dividend Income. Interest income increased $765,000, or 18.0%, to $5.0 million for the nine months ended September 30, 2018 from the comparable nine months in 2017. Interest income on loans increased $675,000, or 16.1%, to $4.9 million as of September 30, 2018. The average balance of loans during the nine months ended September 30, 2018 increased $16.0 million to $153.9 million, compared to $137.9 million for the nine months ended September 30, 2017. The average yield on loans increased 16 basis points to 4.22% for the nine months ended September 30, 2018 from 4.06% for the nine months ended September 30, 2017. Interest income on securities available-for-sale increased $10,000 due to a 174 basis point increase in average yield on the securities portfolio, partially offset by a $694,000 decrease in the balance of the average securities portfolio during the nine months ended September 30, 2018. Interest income on other investments increased $81,000 for the nine months ended September 30, 2018 primarily due to an increase in average yields of 63 basis points compared to the nine months ended September 30, 2017.

Interest Expense. Total interest expense increased $427,000, or 41.1%, to $1.5 million for the nine months ended September 30, 2018 from $1.0 million for the nine months ended September 30, 2017. Interest expense on deposit accounts increased $241,000, or 32.4%, to $984,000 for the nine months ended September 30, 2018 from $743,000 for the nine months ended September 30, 2017. The increase between comparable nine months in 2018 from 2017 was primarily due to a $173,000 increase in interest expense on certificates of deposit resulting from a $3.6 million, or 5.6%, increase in the average balance of these certificates. The average cost of certificates increased 26 basis points to 1.67%. Interest expense on interest-bearing demand accounts increased $49,000 from the comparable nine months in 2017. The increase in interest expense reflects the promotion of a high yielding checking account product for large balance DDA accounts. The average balances in demand interest bearing and non-interest bearing accounts during the nine months ended September 30, 2018 increased $3.8 million to $24.1 million compared to $20.3 million for the nine months ended September 30, 2017. Savings interest expense increased $19,000 as average balances increased $319,000. The average cost of savings deposits increased 10 basis points during the nine months ended September 30, 2018 compared to September 30, 2017.

Interest expense on FHLB advances increased $185,000, or 62.5%, to $481,000 for the nine months ended September 30, 2018 from $296,000 for the nine months ended September 30, 2017. The average balance of advances increased $8.2 million, or 28.8%, for the nine months ended September 30, 2018. The average cost of FHLB borrowing increased 36 basis points during the nine months ended September 30, 2018.

Net Interest Income. Net interest income before the provision for loan losses increased $339,000, or 10.5%, to $3.6 million for the nine months ended September 30, 2018. Average interest-earning assets increased $19.2 million primarily due to a $16.0 million increase in average outstanding loans for the nine months ended September 30, 2018. Interest on other interest earning assets increased $81,000 primarily due to an increase in average yields of 63 basis points due to the increase in the dividend rate on FHLB stock and increase in interest rates on balances held at other depository banks. Average interest-bearing liabilities increased $13.4 million from the same nine months in 2017 due to the funding needed for the increase in lending. The interest rate spread decreased 14 basis points to 2.64% for the nine months ended September 30, 2018 compared to 2.78% at nine months ended September 30, 2017. The net interest margin decreased 7 basis point to 2.88% for the first nine months of 2018 from 2.95% for the nine months ended September 30, 2017.

Provision for Loan Losses. The provision for loan losses increased $35,000 for the nine months ended September 30, 2018 from the comparable nine months in 2017. The provision was recorded based on managements’ evaluation of the quality of the loan portfolio and economic conditions. The growth in the loan portfolio during the nine months ended September 30, 2018 indicated an upward qualitative adjustment.

Non-Interest Income. Non-interest income increased $185,000, or 10.1%, to $2.0 million for the nine months ended September 30, 2018 from $1.8 million for the comparable nine months in 2017. The increase was primarily due to an $31,000 increase in mortgage servicing fees due to higher mortgage servicing rights valuations and a $53,000 increase in the gain on sale of loans. Checking account fee income increased $30,000 for the nine months ended September 30, 2018.

Non-Interest Expense. Non-interest expense increased $609,000, or 14.0%, to $5.0 million for the nine months ended September 30, 2018 from the comparable nine months in 2017. The increase was due primarily to a $231,000 increase in merger-related expenses. Salary and employee benefits increased $166,000, or 7.1%, to $2.5 million in the first nine months of 2018 from $2.3 million for the comparable nine months in 2017 caused by increased staffing demands, salaries, and incentive equity plan expense. Data processing expense increased $28,000, or 6.6%, to $451,000 during the nine months ended September 30, 2018 from $423,000 for the nine months ended September 30, 2017. The increase was due to bank growth. Advertising expense increased $49,000, or 71.8% due to increased print, billboard and social media marketing. Loan cost expense increased $91,000 or 41.2% primarily due to increased loan originations.

Federal Income Taxes. Federal income taxes decreased $44,000 primarily due to a decrease in the pre-tax income related to the nondeductible tax treatment of the merger-related expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

	For the Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$153,867	$4,875	4.22%	$137,909	$4,200	4.06%
Securities	798	12	2.01	1,492	3	0.27
Other (1)	9,957	132	1.77	5,981	51	1.14
Total interest-earning assets	164,622	5,019	4.07	145,382	4,254	3.90
Non-interest-earning assets	10,390			13,285
Total assets	$175,012			$158,667

Interest-bearing liabilities:
Savings	$24,581	$34	0.18	$24,262	$15	0.08
Interest-bearing demand	7,804	97	1.66	6,543	48	0.98
Certificates of deposit	68,097	853	1.67	64,493	680	1.41
Total deposits	100,482	984	1.31	95,298	743	1.04
Borrowings	36,550	481	1.75	28,370	296	1.39
Total interest-bearing liabilities	137,032	1,465	1.43	123,668	1,039	1.12
Non-interest-bearing Demand	16,301			13,806
Other non-interest-bearing liabilities	2,700			2,764
Total non- interest-bearing liabilities	19,001			16,570
Total equity	18,979			18,429
Total liabilities and total equity	$175,012			$158,667
Net interest income		$3,554			$3,215
Net interest rate spread (2)			2.64%			2.78%
Net interest-earning assets (3)	$27,590			$21,714
Net interest margin (4)			2.88%			2.95%
Average interest-earning assets to interest-bearing liabilities			120.13%			117.56%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At September 30, 2018, the Bank had $38.3 million outstanding in advances from the FHLB. At September 30, 2018, the Bank had collateral based capacity to borrow $42.1 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $4,000 for the nine months ended September 30, 2018. Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2017. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, was $6.2 million for the nine months ended September 30, 2018 and $9.5 million for the nine months ended September 30, 2017. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $5.7 million and $10.5 million for the nine months ended September 30, 2018 and 2017, respectively.

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

Cincinnati Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At September 30, 2018, Cincinnati Bancorp (on an unconsolidated, stand-alone basis) had liquid assets of $604,000.

At September 30, 2018, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $19.7 million, or 11.2% of adjusted total assets, which is above the well-capitalized required level of $8.8 million, or 5.0%; total risk-based capital of $21.1 million, or 16.5% of risk-weighted assets, which is above the well-capitalized required level of $12.8 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $19.7 million, or 15.4%, of risk weighted assets, which is above the well-capitalized required level of $8.3 million, or 6.5%. At December 31, 2017, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $18.8 million, or 11.3% of adjusted total assets, which is above the well-capitalized required level of $8.3 million, or 5.0%; and total risk-based capital of $20.2 million, or 16.5% of risk-weighted assets, which is above the well-capitalized required level of $12.2 million, or 10.0% of risk-weighted assets. Accordingly, Cincinnati Federal was categorized as well capitalized at September 30, 2018, and December 31, 2017. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Bylaws (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on March 11, 2015, as subsequently amended.

(2) Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 18, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: November 14, 2018	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: November 14, 2018	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

