Form 10-K
period 2018-12-31
Cincinnati Bancorp
filed 2019-03-29
CIK 1635484

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule #12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s shares held by nonaffiliates as of June 30, 2018 was $7,729,737, based on the closing sales price of $12.85 per share reported by the OTC Markets Group, Inc. on June 30, 2018. For this purpose, shares held by nonaffiliates are all outstanding shares except those held by CF Mutual Holding Company, by the directors and executive officers of the registrant and by the Cincinnati Federal Employee Stock Ownership Plan.

The number of outstanding shares of the registrant’s common stock as of March 19, 2019 was 1,816,329, of which 1,008,969 shares were owned by CF Mutual Holding Company.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values), or in the secondary mortgage markets;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to successfully implement our business plan and to grow our franchise to improve profitability;

•	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions, including the Dodd-Frank Act and the JOBS Act, which could result in, among other things, increased deposit insurance premiums and assessments, capital requirements, regulatory fees and compliance costs, particularly the new capital regulations, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, business combinations; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this prospectus.

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

Cincinnati Bancorp is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System. At December 31, 2018, we had total assets of $197.7 million, total deposits of $142.4 million and total equity of $23.0 million. We recorded net income of $2.3 million for the year ended December 31, 2018.

Cincinnati Federal is a federal savings bank headquartered in Cincinnati, Ohio. Over the years, we have grown internally and we have also acquired a total of five mutual savings institutions, with our most recent acquisition occurring in 2018 with the acquisition of Kentucky Federal Savings and Loan Association effective October 12, 2018.

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

Cincinnati Federal also operates an active mortgage banking unit with nine mortgage loan officers, which originates loans both for sale into the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $1.7 million for the fiscal year ended December 31, 2018.

Cincinnati Federal is subject to comprehensive regulation and examination by its primary federal regulator, the Office of the Comptroller of the Currency.

Market Area

We conduct our operations from our main office and three branch offices in Cincinnati, Ohio (Cincinnati) and two branch offices in Northern Kentucky. Hamilton County, Ohio represents our primary geographic market area for loans and deposits. Our business operations are conducted in the larger Greater Cincinnati/Northern Kentucky metropolitan area which includes Warren, Butler and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County, Indiana. We will, on occasion, make loans secured by properties located outside of our primary market. The local economy is diversified with services, trade and manufacturing employment being the most prominent employment sectors in Hamilton County. The employment base is diversified and there is no dependence on one area of the economy for continued employment. Major employers in the market include The Kroger Co., Catholic Healthcare Partners, The Procter & Gamble Company, the Greater Cincinnati/Northern Kentucky International Airport, Cincinnati Children’s Hospital, St. Elizabeth Healthcare, city and county governments, the University of Cincinnati and Northern Kentucky University. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment. Hamilton County and Cincinnati have generally experienced a declining population since the 2000 census while the other counties in which we conduct business experienced population growth. The population decline in both Hamilton County and the City of Cincinnati results from other counties and northern Kentucky being more successful in attracting new and existing businesses to locate within their areas through economic incentives, including less expensive real estate options for office facilities. Individuals are moving to these other areas to be closer to their place of employment, for newer, less expensive housing and more suburban neighborhoods.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a concentration of financial institutions that include large money center and regional banks, community banks and credit unions. We also face competition from commercial banks, savings institutions, mortgage banking firms, consumer and finance companies and, with respect to deposits, from money market funds, brokerage firms, mutual funds and insurance companies. As of June 30, 2018, based on the most recent available FDIC data, our market share of deposits represented 0.13% of FDIC-insured deposits in Hamilton County, ranking us 15th in deposit market share. This data does not include deposits held by credit unions.

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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2018		2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)		(Dollars in thousands)

Real estate loans:
One- to four-family residential: (1)
Owner occupied	$93,659	53.87%	$77,533	51.82%
Non-owner occupied	14,243	8.19	11,355	7.59
Nonresidential	18,930	10.89	18,139	12.12
Multi-family	27,140	15.61	23,895	15.97
Home equity lines of credit	11,374	6.54	11,714	7.83
Construction and land	7,294	4.20	6,137	4.13
Total real estate	172,640	99.30	148,809	99.46
Commercial loans	416	0.24	335	0.22
Consumer loans	796	0.46	471	0.32
Total loans	173,852	100.00%	149,615	100.00%
Less:
Deferred loan fees	(491)		(480)
Allowance for losses	1,405		1,360
Undisbursed loan proceeds	2,573		1,715
Total loans, net	$170,365		$147,020

(1)	Includes $1.6 million and $1.8 million of home equity loans at December 31, 2018 and December 31, 2017, respectively.

Contractual Maturities. The following tables set forth the contractual maturities of our total loan portfolio at December 31, 2018. Demand loans, which are loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. The table presents contractual maturities and does not reflect repricing or the effect of prepayments. Actual maturities may differ.

December 31, 2018	One- to Four- Family Residential Real Estate	Nonresidential Real Estate	Multi-Family Real Estate	Construction and Land
	(In thousands)

Amounts due in:
2019	$835	$62	$215	$-
2020	231	447	139	-
2021	533	80	-	1,090
2022-2023	2,985	271	115	249
2024-2028	6,818	1,418	1,609	-
2029-2033	9,177	4.790	2,230	261
2034 and beyond	87,323	11,862	22,832	5,694
Total	$107,902	$18,930	$27,140	$7,294

December 31, 2018	Home Equity Lines of Credit	Commercial	Consumer	Total
	(In thousands)

Amounts due in:
2019	$1,957	$-	$670	$3,739
2020	527	24	2	1,370
2021	240	-	7	1,950
2022-2023	572	78	15	4,285
2024-2028	6,604	277	90	16,816
2029-2033	1,474	37	-	17,969
2034 and beyond	-	-	12	127,723
Total	$11,374	$416	$796	$173,852

Fixed- and Adjustable-Rate Loan Schedule. The following table sets forth our fixed- and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)

Real estate loans:
One- to four-family residential	$22,449	$84,618	$107,067
Nonresidential	1,511	17,357	18,868
Multi-family	2,132	24,793	26,925
Home equity lines of credit	-	9,417	9,417
Construction and land	249	7,045	7,294
Total real estate	26,341	143,230	169,571
Commercial loans	416	-	416
Consumer loans	5	121	126
Total loans	$26,762	$143,351	$170,113

Loan Approval Procedures and Authority. Pursuant to federal law, the aggregate amount of loans that Cincinnati Federal is permitted to make to any one borrower or a group of related borrowers is generally limited to 15% of Cincinnati Federal’s unimpaired capital and surplus (25% if the amount in excess of 15% is secured by “readily marketable collateral” or 30% for certain residential development loans). At December 31, 2018, based on the 15% limitation, Cincinnati Federal’s loans-to-one-borrower limit was approximately $3.7 million. On the same date, Cincinnati Federal had no borrowers with outstanding balances in excess of this amount. At December 31, 2018, our largest loan relationship with one borrower was for approximately $2.0 million, secured by a nonresidential property, and was performing in accordance with its original terms on that date.

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

One- to Four-Family Residential Real Estate Lending. The focus of our lending program has historically been the origination of one- to four-family residential real estate loans. At December 31, 2018, we had $107.9 million of loans secured by one- to four-family real estate, representing 62.1% of our total loan portfolio. We originate both fixed- and adjustable-rate residential mortgage loans. At December 31, 2018, the one- to four-family residential mortgage loans held in our portfolio due after December 31, 2019 were comprised of 20.97% fixed-rate loans, and 79.03% adjustable-rate loans.

Prior to 2010, we engaged in significant non-owner occupied one- to four-family real estate lending. Many of these loans were made to investors who owned a number of rental properties, and which did not provide sufficient rental cash flows to service the repayment of the loans. There is a greater credit risk inherent in non-owner occupied properties, than in owner occupied properties since, like nonresidential real estate and multi-family loans, the repayment of these loans may depend, in part, on the successful management of the property and/or the borrower’s ability to lease the property. A downturn in the real estate market or the local economy could adversely affect the value of properties securing these loans or the revenues derived from these properties which could affect the borrower’s ability to repay the loan. Beginning with the economic downturn that began in 2008, we experienced higher levels of delinquencies and charge-offs in our non-owner occupied residential loan portfolio. Our management took steps to reduce our delinquent and non-performing assets in this portfolio, and to reduce this type of lending. See “—Delinquencies and Non-Performing Assets” below. At December 31, 2018, we had $14.2 million of non-owner occupied residential loans.

We currently originate a small number of non-owner occupied residential loans. Non-owner occupied loans as a percentage of total loans have increased to 8.2% at December 31, 2018 from 7.6% at December 31, 2017. We impose strict underwriting guidelines in the origination of such loans, including a maximum number of loans to the same borrower, local residency, and no prior bankruptcies and/or foreclosures. Properties securing non-owner occupied loans must be within 50 miles of a Cincinnati Federal branch office. We also generally limit loans on non-owner occupied properties to borrowers with no more than ten total rental properties as a way to mitigate the risks involved in lending to professional property investors.

Our one- to four-family residential real estate loans are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency for Fannie Mae. We also originate loans above the lending limit for conforming loans, which are referred to as “jumbo loans.” We also offer FHA, VA and Rural Housing Development loans, all of which we originate for sale on a servicing-released, non-recourse basis in accordance with FHA, VA and USDA guidelines. We use an underwriter with expertise in FHA/VA lending. With the exception of three residential loans totaling $1.0 million at December 31, 2018, all of our one- to four-family residential real estate loans at that date are secured by properties located in our market area.

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

We currently offer a special residential mortgage program with preferred loan terms to new and existing medical physicians. This program includes (i) preferred treatment of new physician income with regard to positions offered or recently begun and (ii) mortgage loans with a loan-to-value ratio up to 95% to 100% without the need to obtain mortgage insurance for loans up to $600,000. Doctors licensed for at least one year or self-employed for at least two years may receive mortgage loans with loan-to-value ratios up to 90% to 100% without the need to obtain mortgage insurance for loans up to $700,000 and 85% for loans greater than $700,000. The portfolio of loans originated under this program was $6.7 million as of December 31, 2018.

Nonresidential Real Estate and Multi-Family Lending. In recent years, we have increased our nonresidential real estate and multi-family loans. Our nonresidential real estate loans are secured primarily by office buildings, retail and mixed-use properties, and light industrial properties located in our primary market area. Our multi-family loans are secured primarily by apartment buildings. At December 31, 2018, we had $18.9 million in nonresidential real estate loans and $27.1 million in multi-family real estate loans, representing 10.9% and 15.6% of our total loan portfolio, respectively.

Most of our nonresidential and multi-family real estate loans have a maximum term of up to 25 years. The interest rates on nonresidential real estate and multi-family loans are generally fixed for an initial period of three, five or seven years and adjust annually thereafter based on the One Year Treasury Rate. The maximum loan-to-value ratio of our nonresidential real estate loans is generally 75% while multi-family real estate loans have a maximum loan-to-value ratio of 80%. All loan-to-value ratios are subject to our underwriting procedures and guidelines. At December 31, 2018, our largest nonresidential real estate loan totaled $2.0 million and was secured by retail property. At that date, our largest multi-family real estate loan totaled $2.0 million and was secured by an apartment building. At December 31, 2018, both of these loans were performing in accordance with their original terms. Set forth below is information regarding our nonresidential real estate loans at December 31, 2018.

Type of Collateral	Number of Loans	Balance
		(In thousands)

General commercial	19	$5,394
Industrial/warehouse	9	3,761
Retail/wholesale	17	6,330
Mobile home park	2	319
Service/professional	13	3,126
Total	60	$18,930

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

Loans secured by nonresidential and multi-family real estate generally are larger than one- to four-family residential loans and involve greater credit risk. Nonresidential real estate loans often involve large loan balances to single borrowers or groups of related borrowers. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income-producing properties and the increased difficulty of evaluating and monitoring these types of loans. Repayment of nonresidential real estate loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including today’s economic recession. Furthermore, the repayment of loans secured by multi-family residential real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower’s ability to repay the loan may be impaired. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate. At December 31, 2018, we had one non-performing nonresidential real estate loan for $68,000. There were no non-performing multi-family loans.

Construction Lending and Land Loans. We make construction loans to individuals for the construction of their primary residences and, to a limited extent, loans to builders and commercial borrowers. We also make a limited amount of land loans to complement our construction lending activities, as such loans are generally secured by lots that will be used for residential development. Land loans also include loans secured by land purchased for investment purposes. At December 31, 2018, our construction loans, including land loans, totaled $7.3 million, representing 4.2% of our total loan portfolio.

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

At December 31, 2018, our largest outstanding residential construction loan was for $396,000 of which $314,000 was outstanding. This loan was performing according to its original terms at December 31, 2018. At December 31, 2018, there were no residential construction loans that were 60 days or more delinquent.

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

At December 31, 2018, our largest outstanding nonresidential or multi-family construction loan was $2.0 million on a veterinary center. This loan was performing in accordance with its original terms at December 31, 2018.

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

Home Equity Loans and Lines of Credit. We offer home equity loans and lines of credit, which are generally made for owner-occupied homes, and are secured by first or second mortgages on residences. We generally offer these loans with a maximum loan-to-value ratio (including senior liens on the collateral property) of 90% if the first mortgage is originated by Cincinnati Federal and 85% if the first mortgage is not originated by Cincinnati Federal. We currently offer home equity lines of credit for a period of ten years, and generally at rates tied to the prevailing prime interest rate. We also offer home equity lines of credit on non-owner occupied properties, where the first mortgage is also originated by us, with a maximum loan-to-value ratio of 50% for a maximum term of two years. Our home equity loans and lines of credit are generally underwritten in the same manner as our one- to four-family residential loans. At December 31, 2018, we had $11.4 million of home equity lines of credit and $1.6 million of fixed-term home equity loans, representing 6.5 % and 0.9% of our total loan portfolio, respectively. At December 31, 2018, we had one home equity line of credit that was 30 days or more delinquent totaling $10,000.

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

Commercial Business Loans. We have generally conducted very limited commercial business lending. The board of directors has authorized management to purchase up to $500,000 in commercial business loans from an unaffiliated commercial lender specializing in loans to physicians and other professionals in the medical field. These are installment loans amortizing over seven years and carry higher interest rates than traditional residential loans. These loans may be secured by liens on non-real estate business assets. These loans are often used for working capital, debt consolidation, equipment and other general business purposes. The loans to be purchased must be reviewed and found to be consistent with our loan policy and underwriting guidelines. As of December 31, 2018, we had acquired such loans in the aggregate amount of $416,000 or 0.2% of the loan portfolio. At December 31, 2018, the loans were performing in accordance with their original terms.

Consumer Lending. To date, our consumer lending apart from home equity loans and lines of credit has been limited. At December 31, 2018, we had $796,000 of consumer loans outstanding, representing approximately 0.5% of our total loan portfolio. Of these loans, $681,000 was secured by investment securities.

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

Consistent with our interest rate risk strategy, we originate for sale and sell the majority of the fixed-rate, one- to four-family residential real estate loans that we originate with terms of greater than 10 years, on a combination of servicing-retained and servicing-released, limited or no recourse basis, while generally retaining shorter-term fixed-rate and all adjustable-rate one- to four-family residential real estate loans in order to manage the duration and time to repricing of our loan portfolio.  Additionally, we consider the current interest rate environment in making decisions as to whether to hold the mortgage loans we originate for investment or to sell such loans to investors, choosing the strategy that is most advantageous to us from a profitability and risk management standpoint. At December 31, 2018, we had $1.3 million in loans held for sale.

From time to time, we may purchase or sell participation interests in loans. We underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At December 31, 2018 and December 31, 2017, we had $2.7 million and $2.8 million in loan participation interests that we purchased. At those dates, we had $2.6 million and $1.9 million in loan participation interests sold.

Historically, we generally do not purchase whole loans or loan participations from third parties to supplement our loan production. However, we have purchased loans from a commercial lender specializing in loans to physicians and other professional in the medical field. We may purchase additional loans from that lender in the future. See “—Commercial Business Loans.”

We generally sell our loans without recourse, except for customary representations and warranties provided in sales transactions. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the years ended December 31, 2018 and 2017, we sold $54.4 million and $58.1 million, respectively, of mortgage loans. Some of the mortgage loans were sold on a servicing-released basis, and we retained servicing on certain of these loans. At December 31, 2018, we serviced $97.5 million of fixed-rate, one- to four-family residential real estate loans that we originated and sold in the secondary market.

The following table sets forth our loan origination, purchase, sale and principal repayment activity during the periods indicated.

	Years Ended December 31,
	2018	2017
	(In thousands)

Total loans at beginning of period	$149,615	$133,488

Loans originated:
Real estate loans:
One- to four-family residential:
Owner occupied	71,331	78,524
Non-owner occupied	1,805	1,527
Nonresidential	5,556	5,670
Multi-family	9,193	6,646
Home equity lines of credit	4,997	4,325
Construction and land	4,710	4,380
Total real estate	97,592	101,072
Commercial loans	153	133
Consumer loans	111	600
Total loans	97,856	101,805

Loans purchased:
Real estate loans:
One- to four-family residential:
Owner occupied	10,177	—
Non-owner occupied	4,319	—
Nonresidential	17	478
Multi-family	1,309	—
Home equity lines of credit	—	—
Construction and land	589	1,500
Total real estate	16,411	1,978
Commercial loans	—	—
Consumer loans	225	—
Total loans	16,636	1,978

Loans sold:
Real estate loans:
One- to four-family residential:
Owner occupied	51,935	57,362
Non-owner occupied	897	724
Nonresidential	—	—
Multi-family	1,598	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	54,430	58,086
Commercial loans	—	—
Consumer loans	—	—
Total loans	54,430	58,086

Principal repayments and other	35,825	29,570

Net loan activity	24,237	16,127
Total loans at end of period	$173,852	$149,615

Delinquencies and Non-Performing Assets

Delinquency Procedures. When a loan payment becomes 20 days past due, we contact the customer by mailing a late notice. If a loan payment becomes 30 days past due, we mail a “right to cure” letter to the borrower and any co-makers and endorsers. If a loan payment becomes 90 days past due (or a borrower misses three consecutive payments, whichever occurs first), we send a demand letter and generally cease accruing interest. It is our policy to institute legal procedures for collection or foreclosure when a loan becomes 120 days past due, unless management determines that it is in the best interest of Cincinnati Federal to work further with the borrower to arrange a workout plan. From time to time we may accept deeds in lieu of foreclosure.

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

Delinquent Loans. The following tables set forth our loan delinquencies, including nonaccrual loans, by type and amount at the dates indicated.

	At December 31,
	2018			2017
	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due
	(In thousands)

Real estate loans:
One- to four-family residential	$159	$87	$676	$92	$—	$153
Nonresidential	—	—	68	—	—	—
Multi-family	—	—	—	—	—	—
Home equity lines of credit	10	—	—	80	—	—
Construction and land	—	—	—	—	—	—
Total real estate	169	87	744	172	—	153
Commercial loans	—	—	—	—	—	—
Consumer loans	—	—	1	—	—	—
Total	$169	$87	$745	$172	$—	$153

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

On the basis of this review of our assets, our classified or special mention assets (presented gross of allowance) at the dates indicated were as follows:

	At December 31,
	2018	2017
	(In thousands)
Special mention assets	$1,894	$1,492
Substandard assets	1,696	2,564
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$3,590	$4,056

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

At December 31,
	2018	2017
(Dollars in thousands)

Non-accrual loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$676	$130
Non-owner occupied	0	9
Nonresidential	68	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	744	139
Commercial loans	—	—
Consumer loans	1	—
Total non-accrual loans	745	139
Non-accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	—	14
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	14
Commercial loans	—	—
Consumer loans	—	—
Total non-accruing troubled debt restructured loans	—	14

Total non-accrual loans	745	153
Real estate owned:
One- to four-family residential:
Owner occupied	—	—
Non-owner occupied	102	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Other	—	—
Total real estate owned	—	—

Total non-performing assets	$847	$153

Accruing loans past due 90 days or more:
Real estate loans:
One- to four-family residential:
Owner occupied	$—	$—
Non-owner occupied	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	—
Commercial loans	—	—
Consumer loans	—	—
Total accruing loans past due 90 days or more	$—	$—

	At December 31,
	2018	2017
	(Dollars in thousands)

Accruing troubled debt restructured loans:
Real estate loans:
One- to four-family residential:
Owner occupied	$514	$524
Non-owner occupied	225	306
Nonresidential	—	—
Multi-family	631	642
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	1,370	1,472
Commercial loans	—	—
Consumer loans	—	—
Total accruing troubled debt restructured loans	$1,370	$1,472
Total non-performing assets and accruing troubled debt restructured loans	$2,217	$1,625
Total non-performing loans to total loans	0.43%	0.10%
Total non-performing assets to total assets	0.38%	0.09%
Total non-performing assets and accruing troubled debt restructured loans to total assets	1.12%	0.95%

Other than $561,000 and $939,000 of loans designated as substandard, there were no other loans at December 31, 2018 and December 31, 2017, respectively, that are not already disclosed where there is information about possible credit problems of borrowers that caused us serious doubts about the ability of the borrowers to comply with present loan repayment terms and that may result in disclosure of such loans in the future.

Interest income that would have been recorded for the years ended December 31, 2018 and 2017 had nonaccruing loans been current according to their original terms amounted to $19,000 and $5,400, respectively. We recognized $3,500 for these loans in the year ended December 31, 2018 and we recognized no interest income for these loans for the year December 31, 2017. As of December 31, 2018, all troubled debt restructurings were performing in accordance with their restructured terms. At December 31, 2017 one troubled debt restructuring totaling $14,000 was not performing in accordance with their restructured terms.

Troubled Debt Restructurings. We occasionally modify loans to help a borrower stay current on his or her loan and to avoid foreclosure.  We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, or to provide for interest-only terms. These modifications are made only when there is a reasonable and attainable workout plan that has been agreed to by the borrower and that is in our best interests. At December 31, 2018, we had nine loans totaling $1.4 million that were classified as troubled debt restructurings.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the periods indicated.

	Years Ended December 31,
	2018	2017
	(Dollars in thousands)

Allowance at beginning of period	$1,360	$1,326
Provision (credit) for loan losses	45	30
Charge offs:
Real estate loans:
One- to four-family residential	—	—
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	—
Commercial loans	—	—
Consumer loans	—	—
Total charge-offs	—	—

Recoveries:
Real estate loans:
One- to four-family residential	—	4
Nonresidential	—	—
Multi-family	—	—
Home equity lines of credit	—	—
Construction and land	—	—
Total real estate	—	4
Commercial loans	—	—
Consumer loans	—	—
Total recoveries	—	4

Net (charge-offs) recoveries	—	4

Allowance at end of period	$1,405	$1,360

Allowance to non-performing loans	188.59%	888.89%
Allowance to total loans outstanding at the end of the period	0.81%	0.91%
Net (charge-offs) recoveries to average loans outstanding during the period	0.00%	0.003%

Allocation of Allowance for Loan Losses. The following tables set forth the allowance for loan losses by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2018		2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
One- to four-family residential:
Owner occupied	$457	53.87%	$338	51.82%
Non-owner occupied	123	8.19	172	7.59
Nonresidential	182	10.89	197	12.12
Multi-family	224	15.61	241	15.97
Home equity lines of credit	297	6.54	312	7.83
Construction and land	100	4.20	83	4.13
Total real estate	1,383	99.30	1,343	99.46
Commercial loans	9	0.24	7	0.22
Consumer loans	13	0.46	10	0.32
Total allocated allowance	1,405	100.00%	1,360	100.00%
Unallocated	—		—
Total	$1,405		$1,360

At December 31, 2018, our allowance for loan losses represented 0.81% of total loans and 188.59% of nonperforming loans. Nonperforming loans increased from $153,000 at December 31, 2017 to $745,000 at December 31, 2018 primarily due to the addition of $396,000 in loans classified as nonaccrual by Kentucky Federal. At December 31, 2017, our allowance for loan losses represented 0.91% of total loans and 888.89% of nonperforming loans. The allowance for loan losses was $1.4 million at December 31, 2018 and December 31, 2017. There were no net loan recoveries during the year ended December 31, 2018 and $4,000 in net loan recoveries during the year ended December 31, 2017.

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

At December 31, 2018, our investment portfolio consisted of securities and obligations issued by U.S. government-sponsored enterprises or the Federal Home Loan Bank. At December 31, 2018, we owned $2,583,100 of FHLB-Cincinnati stock. As a member of FHLB-Cincinnati, we are required to purchase stock in the FHLB-Cincinnati, which stock is carried at cost and classified as restricted equity securities.

Securities Portfolio Composition. The following table sets forth the amortized cost and estimated fair value of our available-for-sale securities portfolio at the dates indicated, all of which consisted of pass-through mortgage-backed securities.

	At December 31,
	2018		2017
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)

Freddie Mac	$81	$81	$173	$172
Fannie Mae	548	549	736	738
Total	$629	$630	$909	$910

Mortgage-Backed Securities. At December 31, 2018, we had mortgage-backed securities with a carrying value of $629,000, which constituted our entire securities portfolio. Mortgage-backed securities are securities issued in the secondary market that are collateralized by pools of mortgages. Certain types of mortgage-backed securities are commonly referred to as “pass-through” certificates because the principal and interest of the underlying loans is “passed through” to investors, net of certain costs, including servicing and guarantee fees. Mortgage-backed securities typically are collateralized by pools of one- to four-family or multifamily mortgages, although we invest primarily in mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities pool and resell the participation interests in the form of securities to investors such as Cincinnati Federal. The interest rate of the security is lower than the interest rates of the underlying loans to allow for payment of servicing and guaranty fees. All of our mortgage-backed securities are backed by either Freddie Mac or Fannie Mae, which are government-sponsored enterprises.

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

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at December 31, 2018 and 2017, are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the effect of scheduled principal repayments, prepayments, or early redemptions that may occur. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

December 31, 2018	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Freddie Mac	$81	3.63%	$—	—%	$—	—%	$—	—%	$81	$81	3.63%
Fannie Mae	479	4.15%	69	3.45%	—	—%	—	—%	548	549	4.06%
Total	$560	4.07%	$69	3.45%	$—	—%	$—	—%	$629	$630	4.00%

December 31, 2017	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)

Freddie Mac	$173	2.33%	$—	—	$—	—%	$—	—%	$173	$172	2.33%
Fannie Mae	599	3.18%	137	3.38%	—	—%	—	—%	736	738	3.22%
Total	$772	2.99%	$137	3.38%	$—	—%	$—	—%	$909	$910	3.05%

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

We participate in the National CD Rateline Program as a wholesale source for certificates of deposit to supplement deposits generated through our retail banking operations. The Rateline Program provides an internet based listing service which connects financial institutions such as Cincinnati Federal with other financial institutions for jumbo certificates of deposit. Deposits obtained through the Rateline Program are not considered to be brokered deposits. At December 31, 2018, approximately $13.1 million of our certificates of deposit, representing 9.2% of our total deposits, had been obtained through the Rateline Program. At December 31, 2018, these certificates of deposit had an average term to maturity of 14 months. Early withdrawal of these deposits is not permitted, which makes these accounts a more stable source of funds.

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

The following table sets forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2018			2017
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)

Deposit type:
Savings	$26,390	21.47%	0.25%	$24,179	22.02%	0.08%
Interest-bearing demand	9,098	7.40	1.47	6,912	6.29	1.04
Certificates of deposit	71,114	57.86	1.73	64,615	58.82	1.42
Interest-bearing deposits	106,602	86.73	1.35	95,706	87.13	1.06
Non-interest bearing demand	16,305	13.27	—	14,141	12.87	—
Total deposits	$122,907	100.00%	1.16	$109,847	100.00%	0.92

The following table sets forth our deposit activities for the periods indicated.

	At or For the Years Ended December 31,
	2018	2017
	(In thousands)

Beginning balance	$113,948	$108,092
Net deposits (withdrawals) before interest credited	27,301	5,158
Interest credited	1,143	698
Net increase (decrease) in deposits	28,444	5,856
Ending balance	$142,392	$113,948

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated.

	At December 31,
	2018	2017
	(In thousands)
Interest Rate:
Less than 1.00%	$3,607	$6,564
1.00% to 1.99%	39,328	55,074
2.00% to 2.99%	36,208	5,513
3.00% to 3.99%	1,406	-
4.00% to 4.99%	-	-
5.00% to 5.99%	-	-

Total	$80,549	$67,151

The following table sets forth the amount and maturities of certificates of deposit accounts at the date indicated.

	At December 31, 2018
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest Rate Range:
Less than 1.00%	$3,480	$127	$—	$—	$3,607	4.48%
1.00% to 1.99%	28,738	9,297	1,222	71	39,328	48.83
2.00% to 2.99%	17,556	11,515	5,971	1,166	36,208	44.95
3.00% to 3.99%	25	420	956	5	1,406	1.74

Total	$49,799	$21,359	$8,149	$1,242	$80,549	100.00%

The following table sets forth the maturity of our jumbo certificates of deposits ($100,000 or greater) as of December 31, 2018.

At December 31, 2018
(In thousands)

Three months or less	$6,811
Over three months through six months	6,550
Over six months through one year	12,171
Over one year to three years	11,083
Over three years	3,693

Total	$40,308

Borrowings. We may obtain advances from the FHLB-Cincinnati by pledging as security our capital stock in the FHLB-Cincinnati and certain of our mortgage loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different terms to repricing than our deposits, they can change our interest rate risk profile. Recently, we have lengthened the maturities of our some of our FHLB advance borrowings to reduce interest rate risk. At December 31, 2018, we had $28.6 million of FHLB-Cincinnati advances (net of deferred prepayment penalties). Most of these advances had interest rates ranging from 1.01% to 3.12%. In addition to funding portfolio loans, we sometimes use FHLB-Cincinnati advances for short-term funding needs arising from our mortgage-banking activities.

In addition to the availability of FHLB-Cincinnati advances we also have a total of $11.5 million in lines of credit available from three commercial banks. No amount was outstanding on these lines of credit at December 31, 2018.

The following table sets forth information concerning balances and interest rates on borrowings at the dates and for the years indicated. All such borrowings consisted of FHLB-Cincinnati advances.

	At or For the Year Ended December 31,
	2018	2017
	(Dollars in thousands)

Balance outstanding at end of period	$28,580	$34,310
Weighted average interest rate at the end of period	2.20%	1.42%
Maximum amount of borrowings outstanding at any month end during the period	$40,144	$34,514
Average balance outstanding during the period	35,219	29,254
Weighted average interest rate during the period	1.86%	1.39%

Employees

As of December 31, 2018, we had 50 full-time employees and 8 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.

 Subsidiary Activities

Cincinnati Federal is the only subsidiary of Cincinnati Bancorp. Cincinnati Federal Investment Services, LLC, the subsidiary of Cincinnati Federal, is currently inactive.

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

Dodd-Frank Act

The Dodd-Frank/Wall Street Reform and Consumer Protection Act, (the Dodd-Frank Act”) made significant changes to the regulatory structure for depository institutions and their holding companies. However, the Dodd-Frank Act’s changes go well beyond that and affect the lending, investments and other operations of all depository institutions. The Dodd-Frank Act required the Federal Reserve Board to set minimum capital levels for both bank holding companies and savings and loan holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital for holding companies were restricted to capital instruments that were then currently considered to be Tier 1 capital for insured depository institutions. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect upon passage, and directed the federal banking regulators to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

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

The Dodd-Frank Act broadened the base for FDIC insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution. The legislation also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act increased stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not. Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, Cincinnati Federal may invest in mortgage loans secured by residential and nonresidential real estate, commercial business and consumer loans, certain types of debt securities and certain other assets, subject to applicable limits. The Dodd-Frank Act authorized, for the first time, the payment of interest on commercial checking accounts. Cincinnati Federal may also establish subsidiaries that may engage in certain activities not otherwise permissible for Cincinnati Federal, including real estate investment and securities and insurance brokerage.

Capital Requirements. The FDIC and the other federal bank regulatory agencies have issued a final rule that revised their risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $3.0 billion or more and all top-tier savings and loan holding companies with total consolidated assets of $3.0 billion or more.

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

At December 31, 2018, Cincinnati Federal’s capital exceeded all applicable requirements.

Loans-to-One Borrower. Generally, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2018, Cincinnati Federal was in compliance with the loans-to-one borrower limitations.

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

A savings association that fails the qualified thrift lender test must operate under specified restrictions set forth in the Home Owners’ Loan Act. The Dodd-Frank Act made noncompliance with the QTL test subject to agency enforcement action for a violation of law. At December 31, 2018, Cincinnati Federal satisfied the QTL test.

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

At December 31, 2018, the Bank met the capital requirements to be considered “well capitalized” under the prompt corrective action rules.

The OCC’s prompt corrective action standards changed with the new capital ratios. Under the new standards, in order to be considered well-capitalized, the Bank must have to have a common equity Tier 1 ratio of 6.5%, a Tier 1 risk-based capital ratio of 8.0%, a total risk-based capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%. We have determined that the Bank is well-capitalized under these standards as of December 31, 2018.

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

In addition to the FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2018, the annualized FICO assessment was equal to 0.14 basis points of total assets less tangible capital.

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

Federal Home Loan Bank System. Cincinnati Federal is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the FHLB-Cincinnati, Cincinnati Federal is required to acquire and hold shares of capital stock in the Federal Home Loan Bank. As of December 31, 2018, Cincinnati Federal was in compliance with this requirement.

Federal Reserve System. Federal Reserve Board regulations require banks to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts. For 2019, a 3% reserve ratio for aggregate transaction accounts up to $124.2 million, a 10% ratio above $124.2 million, and an exemption of $16.3 million was established.

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

Federal law prohibits a savings and loan holding company, including Cincinnati Bancorp and CF Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5.0% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5.0% of a non-subsidiary company engaged in activities that are not closely related to banking or financial in nature, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.

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

Emerging Growth Company Status

The Jumpstart Our Business Startups Act (the “JOBS Act”) has made numerous changes to the federal securities laws to facilitate access to capital markets. Under the JOBS Act, a company with total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year qualifies as an “emerging growth company.” Cincinnati Bancorp qualifies as an emerging growth company under the JOBS Act.

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

Net Operating Loss Carryovers. Generally, a financial institution may carry a net operating loss forward indefinitely for losses generated in taxable years ending after December 31, 2017. Cincinnati Bancorp had $666,155 of federal net loss carryforwards at December 31, 2018 that expire between 2028 and 2037 and $467,657 with no expiration.

Capital Loss Carryovers. A corporation cannot recognize capital losses in excess of capital gains generated. Generally, a financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. Any capital loss carryback or carryover is treated as a short-term capital loss for the year to which it is carried. As such, it is grouped with any other capital losses for the year to which carried and is used to offset any capital gains. Any undeducted loss remaining after the five year carryover period is not deductible. At December 31, 2018, Cincinnati Bancorp had no capital loss carryovers.

Corporate Dividends. We may generally exclude from our income 100% of dividends received from Cincinnati Federal as a member of the same affiliated group of corporations.

State Taxation

Cincinnati Bancorp and Cincinnati Federal are subject to Ohio taxation in the same general manner as other financial institutions. In particular, Cincinnati Bancorp and Cincinnati Federal file a consolidated Ohio Financial Institutions Tax (“FIT”) return. The FIT is based upon the net worth of the consolidated group. For Ohio FIT purposes, savings institutions are currently taxed at a rate equal to 0.8% of taxable net worth. Cincinnati Bancorp is not currently under audit with respect to its Ohio FIT returns.

ITEM 1A.	RISK FACTORS

The presentation of Risk Factors is not required of smaller reporting companies like Cincinnati Bancorp.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As of December 31, 2018, the net book value of our office properties was $3.3 million, and the net book value of our furniture, fixtures and equipment was $93,000. The following table sets forth information regarding our offices.

Location	Leased or Owned	Year Acquired or Leased	Net Book Value of Real Property
			(In thousands)
Main Office:
6581 Harrison Ave Cincinnati, OH 45247	Owned	2010	$1,137

Branch Offices:
1270 Nagel Rd. Cincinnati, OH 45255	Owned	1995	444

7553 Bridgetown Rd. Cincinnati, OH 45248	Owned	1987	268

4310 Glenway Ave Cincinnati, OH 45205	Owned	1957	516

1050 Scott Street Covington, KY 41011	Owned	1957	576

6890 Dixie Highway Florence, KY 41042	Owned	1957	372

Loan Production Office:
4680 Parkway Drive
Mason, OH 45040	Leased	2016	5

We believe that current facilities are adequate to meet our present and foreseeable needs, subject to possible future expansion.

ITEM 3.	LEGAL PROCEEDINGS

At December 31, 2018, we were not involved in any pending legal proceedings as a defendant other than routine legal proceedings occurring in the ordinary course of business or in any legal proceedings the outcome of which would be material to our consolidated financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)       Market, Holder and Dividend Information. Our common stock is traded on the OTC Pink Marketplace under the symbol “CNNB.” The number of holders of record of Cincinnati Bancorp’s common stock as of December 31, 2017, was approximately 188. Certain shares of Cincinnati Bancorp are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number.

The following table sets forth the high and low closing bid prices per share of common stock for the periods indicated. The indicated prices do not include retail markups or markdowns or any commissions and do not necessarily reflect prices in actual transactions.

Fiscal Year Ended December 31, 2018			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2018	$13.99	$11.96	$—
September 30, 2018	14.40	12.90	—
June 30, 2018	12.85	10.07	—
March 31, 2018	11.00	10.40	—

Fiscal Year Ended December 31, 2017			Dividend
Quarter Ended:	High	Low	Paid
December 31, 2017	$10.43	$9.75	$—
September 30, 2017	10.49	9.46	—
June 30, 2017	10.15	9.40	—
March 31, 2017	9.80	9.50	—

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

The following information is presented for the 2017 Equity Incentive Plan as of December 31, 2018:

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

This section is intended to help potential investors understand the financial performance of Cincinnati Bancorp and its subsidiary through a discussion of the factors affecting our financial condition at December 31, 2018 and December 31, 2017 and our results of operations for the years ended December 31, 2018 and December 31, 2017. This section should be read in conjunction with the consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K.

Overview

Cincinnati Federal provides financial services to individuals and businesses from our main office in Cincinnati, Ohio and our full service branch offices in Miami Heights, Anderson and Price Hill. With the acquisition of Kentucky Federal Savings and Loan Association we operate full service branch offices in Covington and Florence in Northern Kentucky. In addition we operate a loan production office in Mason, Ohio. Our primary market area includes Hamilton County, Ohio, and, to a lesser extent, Warren, Butler and Clermont Counties, Ohio. We also conduct business in the northern Kentucky region and make loans secured by properties in Campbell, Kenton and Boone Counties, Kentucky, as well as in Dearborn County, in southeastern Indiana.

Our business consists primarily of taking deposits from the general public and investing those deposits, together with borrowings and funds generated from operations, in one- to four-family residential real estate loans, and, to a lesser extent, nonresidential real estate and multi-family loans, home equity loans and lines of credit and construction and land loans. At December 31, 2018, $107.9 million, or 62.1% of our total loan portfolio, was comprised of one- to four-family residential real estate loans; $18.9 million, or 10.9%, consisted of nonresidential real estate loans; $27.1 million, or 15.6%, consisted of multi-family loans; $11.4 million, or 6.5%, consisted of home equity lines of credit; $1.2 million or 0.70% consisted of commercial business loans and consumer loans; and $7.3 million, or 4.2%, consisted of construction and land loans. We also invest in securities, which currently consist primarily of mortgage-backed securities issued by U.S. government sponsored entities and Federal Home Loan Bank stock.

Cincinnati Federal also operates an active mortgage banking unit with nine mortgage loan officers. This unit originates loans both for sale in the secondary market and for retention in our portfolio. The revenue from gain on sales of loans was $1.7 million for year ended December 31, 2018 and $1.6 million for year ended December 31, 2017.

We offer a variety of deposit accounts, including checking accounts, savings accounts and certificate of deposit accounts. We utilize advances from the FHLB-Cincinnati for liquidity and for asset/liability management purposes. At December 31, 2018, we had $28.6 million in advances (net of deferred prepayment penalties) outstanding with the FHLB-Cincinnati.

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

We invest in bank owned life insurance to provide us with a funding source to offset some costs of our benefit plan obligations. Bank owned life insurance provides us with non-interest income that is nontaxable. Federal regulations generally limit our investment in bank owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2018, this limit was $6.1 million, and we had invested $4.0 million in bank owned life insurance.

Cincinnati Federal Investment Services, LLC, a wholly owned subsidiary under Ohio law, was formed in 2015 to offer nondeposit investment and insurance products in partnership with Infinex Investments, Inc. As of December 31, 2016, Cincinnati Federal had a $100 investment in the subsidiary. In June 2016, Cincinnati Federal Investment Services, LLC ceased operations and the agreement with Infinex Investments, Inc. was terminated. There were no costs associated with the termination of the Infinex agreement. Cincinnati Federal Investment Services, LLC is currently inactive.

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

Business Strategy

Our current business strategy is to operate as a well-capitalized and profitable community bank dedicated to serving the needs of our consumer and business customers, and offering personalized and efficient customer service. Our goals are to increase interest income through loan portfolio growth, expand fee income with the mortgage banking unit, lower our cost of deposits by increasing non-maturity based accounts, achieve economies of scale through balance sheet growth and diversify sources of income. Highlights of our current business strategy include:

•	Increasing our origination of nonresidential real estate and multi-family loans. We began originating a significant amount of nonresidential real estate and multi-family loans in the early 2000s. As of December 31, 2018 and December 31, 2017, such loans, together with construction and land loans, totaled $53.4 million and $48.2 million, or 218.9% and 233.1% of capital plus ALLL, respectively. Under our current board approved loan concentration policy, such loans (including construction and land loans) shall not exceed 300% of our capital plus ALLL. We intend to continue to increase our origination of nonresidential real estate and multi-family real estate loans, with a focus on multi-family loans. Most nonresidential real estate and multi-family loans are originated with adjustable rates. Nonresidential real estate and multi-family lending is expected to increase loan yields with shorter repricing terms than fixed-rate loans. Nonresidential real estate and multi-family originations in 2018 increased $2.4 million or 19.75% over 2017 origination levels. See “Business of Cincinnati Federal—Lending Activities—Commercial Real Estate and Multi-Family Lending.”

•	Continuing to focus on our residential mortgage banking operations. In 2018, we originated $73.1 million of one-to four-family residential loans, and we sold $52.8 million of one-to four-family residential loans. In 2017, we originated $80.0 million of one-to four family residential loans, and we sold $58.1 million of one- to four-family residential loans. These loans are all sold on a non-recourse basis primarily to the FHLB-Cincinnati, Freddie Mac, and other private sector third-party buyers. Loans are sold on both a servicing-retained and servicing-released basis. Subject to mortgage market conditions, we intend to continue to increase the number of mortgage loan originators in order to increase our volume of sold loans with the potential for increased servicing income.

•	Continuing to emphasize one- to four-family residential adjustable rate mortgage lending. We will continue to focus on originating one- to four-family adjustable rate mortgages for retention in our portfolio. As of December 31, 2018, $84.6 million, or 49.7%, of our total loans consisted of one- to four-family residential adjustable rate mortgage loans with contractual maturities after December 31, 2019. As of December 31, 2017, $64.8 million, or 43.6%, of our total loans consisted of one- to four-family residential adjustable rate mortgage loans. Adjustable rate loans have shorter repricing terms to mitigate interest rate risk.

•	Increasing our “core” deposit base. We are seeking to increase our core deposit base, particularly checking accounts. Core deposits include all deposit account types except certificates of deposit. Core deposits are our least costly source of funds, which improves our interest rate spread, and represent our best opportunity to develop customer relationships that enable us to cross-sell our full complement of products and services. Core deposits also contribute non-interest income from account-related fees and services and are generally less sensitive to withdrawal when interest rates fluctuate. For 2018, we continued our marketing efforts for checking accounts through digital, print and outdoor advertising channels. Core deposits as of December 31, 2018 grew $15.0 million or 32.2% over December 31, 2017 balances with the addition of core deposits acquired from Kentucky Federal. In recent years, we have significantly expanded and improved the products and services we offer our retail and business deposit customers who maintain core deposit accounts and have improved our infrastructure for electronic banking services, including online banking, mobile banking, bill pay, and e-statements. The deposit infrastructure we have established can accommodate significant increases in retail and business deposit accounts without additional capital expenditure. We will also continue to use non-core deposits, including certificates of deposit from the National CD Rateline Program, as a source of funds, in accordance with our asset/liability policies and funding strategies.

•	Implementing a managed growth strategy. We intend to pursue a growth strategy for the foreseeable future, with the goal of improving the profitability of our business through increased net interest income and new sources of non-interest income. Subject to market conditions, we intend to grow our one- to four-family residential adjustable rate, nonresidential real estate and multi-family loan portfolios. To a lesser extent we intend to grow our construction and commercial business loan portfolio.

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

With a few exceptions, we are no longer subject to examinations by tax authorities for years before 2015. As of December 31, 2018 and 2017, we had no uncertain tax positions.

Comparison of Financial Condition at December 31, 2018 and 2017

Total Assets. Total assets were $197.7 million at December 31, 2018, an increase of $27.2 million, or 16.0%, from the $170.5 million at December 31, 2017. The increase resulted primarily from increases in cash and cash equivalents of $822,000, net loans of $23.3 million, premises and equipment of $882,000, Federal Home Loan Bank stock of $1.6 million and bank owned life insurance of $743,000 offset in part by a decrease of $939,000 in loans held for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased $822,000, or 8.0%, to $11.1 million at December 31, 2018 from $10.3 million at December 31, 2017. This increase was primarily the result of an increase in Federal funds sold of $956,000 as the Company accumulated liquidity due to its merger with Kentucky Federal during 2018.

Loans Held for Sale. Loans held for sale decreased $939,000, or 42.3%, to $1.3 million at December 31, 2018 from $2.2 million at December 31, 2017. The decrease was due to lower mortgage activity at December 31, 2018.

Net Loans. Net loans increased $23.3 million, or 15.9%, to $170.3 million at December 31, 2018 from $147.0 million at December 31, 2017. Of this increase, the fair value of the loan portfolio assumed in the merger with Kentucky Federal was $16.3 million. During the year ended December 31, 2018, we originated $97.9 million of loans, $73.1 million of which were one- to four- family residential real estate loans, $5.5 million were nonresidential real estate loans, $9.2 million were multi-family loans, $5.0 million were home equity lines of credit, $4.7 million were construction and land loans and the remaining $264,000 were commercial business loans and consumer loans. In 2018, we sold $54.4 million of loans, of which $52.8 million were one- to four-family residential real estate loans and $1.6 million were multifamily loans. We sell loans on both a servicing–retained and servicing–released basis. Management intends to continue this sales activity in future periods to generate gain on sale revenue and servicing fee income.

The largest increases in our loan portfolio were in the one- to four-family owner occupied residential real estate loan portfolio, $16.1 million, in the one- to four-family-investment loan portfolio of $2.9 million the multi-family loan portfolio of $3.2 million and a $1.1 million increase in the construction and land loan portfolio. This growth reflects our strategy to grow the portfolio through loan originations and acquisitions primarily with adjustable-rate loans and mitigate interest rate risk on the balance sheet. We currently sell certain fixed-rate, 15- and 30-year term mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and other private sector third-party buyers.

Premises and Equipment. Premises and equipment increased $882,000, or 34.9%, to $3.4 million at December 31, 2018 from $2.5 million at December 31, 2017. The increase was primarily due to the merger with Kentucky Federal. The fair value of the premises and equipment acquired in the merger was $967,000.

Deposits. Deposits increased $28.5 million, or 25.0%, to $142.4 million at December 31, 2018 from $113.9 million at December 31, 2017. Of this increase, $26.5 million was added from the merger with Kentucky Federal during 2018. Our core deposits increased $15.0 million, or 32.2%, to $61.8 million at December 31, 2018 from $46.8 million at December 31, 2017. Time deposits increased $13.4 million, or 20.0%, to $80.5 million at December 31, 2018 from $67.2 million at December 31, 2017. The increase in time deposits was primarily due to an increase in retail certificates of deposit. The amount of certificates of deposit obtained through the National CD Rateline Program at December 31, 2018 was $13.1 million. During the year ended December 31, 2018, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances decreased $5.7 million, or 16.7%, to $28.6 million at December 31, 20018 from $34.3 million at December 31, 2017. The liquidity received in the merger with Kentucky Federal was partially used to pay down Federal Home Loan Bank advances and thereby manage the Company’s interest rate risk.

Stockholders’ Equity. Stockholders’ equity increased $3.7 million, or 18.9%, to $23.0 million at December 31, 2018 from $19.3 million at December 31, 2017. The increase resulted from net income for the year of $2.3 million, and an increase in paid-in-capital of $1.3 million.

Comparison of Operating Results for the Years Ended December 31, 2018 and December 31, 2017

General. Net income for the year ended December 31, 2018 was $2.3 million, compared to a net income of $875,000 for the year ended December 31, 2017, an increase of $1.4 million or 162.9%. The increase was primarily due to a $540,000 increase in net interest income, and a $2.4 million increase in noninterest income, partially offset by a $15,000 increase in provision for loan losses, a $1.3 million increase in noninterest expense and a $158,000 increase in provision for income taxes.

Interest and Dividend Income. Interest and dividend income increased $1.2 million, or 20.8%, to $7.0 million for the year ended December 31, 2018 from $5.8 million for the year ended December 31, 2017. This increase was primarily attributable to a $1.0 million increase in interest on loans receivable. Dividends on Federal Home Loan Bank stock and other investments increased $160,000 due to the increase in the FHLB Cincinnati dividend rate and the increase in yields on Fed Funds sold. The average balance of loans increased $18.1 million, or 13.0%, to $157.7 million for the year ended December 31, 2018 from $139.6 million for the year ended December 31, 2017, while the average yield on loans increased 18 basis points to 4.27% for the year ended December 31, 2018 from 4.09% for the year ended December 31, 2017, reflecting the shift in the loan origination mix to higher yielding multifamily and commercial loans, as well, as higher market interest rates.

The average balance of investment securities decreased $609,000 to $763,000 for the year ended December 31, 2018 from $1.4 million for the year ended December 31, 2017 attributable to higher securities prepayments. The average yield on investment securities increased 255 basis points to 2.62% at December 31, 2018 from 0.07% at December 31, 2017attributable to the increase in amortization expense of premiums paid on the securities. The average balance of other dividend and interest-bearing deposits, including certificates of deposit in other financial institutions, and fed funds sold increased $4.2 million to $10.3 million at December 31, 2018 from $6.1 million at December 31, 2017. The average yield for other interest-earning assets increased 100 basis points to 2.34% at December 31, 2018 from 1.34% at December 31, 2017. The increase in the average yield is due to the increase in short term interest rates experienced during 2018.

Interest Expense. Total interest expense increased $665,000, or 46.9%, to $2.1 million for the year ended December 31, 2018. Interest expense on deposit accounts increased $418,000, or 41.4%, to $1.4 million for the year ended December 31, 2018 from $1.0 million for the year ended December 31, 2017. The increase was primarily due to an increase of $2.2 million, or 9.1%, in the average balance of savings accounts to $26.4 million for the year ended December 31, 2018 from $24.2 million for the year ended December 31, 2017. The increase in the average cost of savings accounts was 17 basis points. The average balance of interest-bearing demand accounts increased $2.2 million and the average cost of interest-bearing demand accounts increased 43 basis points to 1.47% at December 31, 2018. The average balance of certificates of deposits increased $6.5 million while the average cost of certificates of deposits increased 31 basis points to 1.73% at December 31, 2018.

Interest expense on FHLB advances increased $247,000 to $654,000 for the year ended December 31, 2018 from $407,000 for the year ended December 31, 2017. The average balance of advances increased $5.9 million to $35.2 million for the year ended December 31, 2018 compared to $29.3 million for the year ended December 31, 2017, while the average cost of these advances increased 47 basis points to 1.86% from 1.39%. The increase in the average balance of advances is due to management utilizing advances as a funding source for loan originations.

Net Interest Income. Net interest income increased $540,000, or 12.4%, to $4.9 million for the year ended December 31, 2018 from $4.4 million for the year ended December 31, 2017. Average net interest-earning assets increased $4.9 million compared to year end December 31, 2017. The interest rate spread decreased to 2.67% for the year ended December 31, 2018 from 2.81% for the year ended December 31, 2017. The net interest margin decreased to 2.91% for the year ended December 31, 2018 from 2.97% for the year ended December 31, 2017. The interest rate spread and net interest margin were impacted by the increase in interest rates during 2018.

Provision for Loan Losses. Based on management’s analysis of the allowance for loan losses described in Note 1 of our financial statements “Nature of Operations and Summary of Significant Accounting Policies,” we recorded a provision for loan losses of $45,000 for the year ended December 31, 2018 and a provision for loan losses of $30,000 for the year ended December 31, 2017. The allowance for loan losses was $1.4 million, or 0.81% of total loans, at December 31, 2018, compared to $1.4 million or 0.91% of total loans, at December 31, 2017. The increase in the provision for loan losses in 2018 compared to 2017 was due primarily to loan growth. The allowance for loan and lease losses methodology establishes a range of historic loss factors based on a look- back periods including five years, six years and seven years to mirror actual portfolio loss experience.

The allowance for loan losses reflects the estimate we believe to be adequate to cover incurred probable losses which were inherent in the loan portfolio at December 31, 2018 and 2017. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $2.4 million, or 96.8%, to $4.9 million for the year ended December 31, 2018 from $2.5 million for the year ended December 31, 2017. The increase was primarily due to a $2.2 million gain related to the Kentucky Federal merger in 2018.

Non-Interest Expense. Non-interest expense increased $1.3 million, or 22.7%, to $7.2 million for 2018 from $5.9 million for 2017. Salary and employee benefits expense increased $384,000 to $3.6 million in 2018 from $3.2 million in 2017 due to normal salary increases, an increase in the cost of medical insurance, and incentive stock plan expense. Advertising expense increased $72,000, or 71.0% due to a marketing campaign during the year to attract checking accounts. Merger-related expense increased $577,000, with no related expense in 2017, due to the costs associated with the Kentucky Federal merger.

Federal Income Taxes. The provision for income taxes increased $158,000 to a tax expense of $191,000 in 2018. The increase in income tax expense was primarily due to net income for 2018 and the credit to income tax expense recorded in 2017 without a similar credit in 2018.

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

	For the Years Ended December 31,
	2018			2017
	Average Outstanding Balance	Interest	Average Yield/Rate	Average Outstanding Balance	Interest	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$157,708	$6,733	4.27%	$139,587	$5,706	4.09%
Securities	763	20	2.62	1,372	1	0.07
Other (1)	10,353	242	2.34	6,116	82	1.34
Total interest-earning assets	168,824	6,995	4.14	147,075	5,789	3.94
Non-interest-earning assets	12,016			12,572
Total assets	$180,840			$159,647

Interest-bearing liabilities:
Savings	$26,390	65	0.25	$24,179	20	0.08
Interest-bearing demand	9,098	134	1.47	6,912	72	1.04
Certificates of deposit	71,114	1,230	1.73	64,615	919	1.42
Total deposits	106,602	1,429	1.35	95,706	1,011	1.06
FHLB borrowings	35,219	654	1.86	29,254	407	1.39
Total interest-bearing liabilities	141,821	2,083	1.47	124,960	1,418	1.13
Non-interest-bearing Demand	16,305			14,141
Other non-interest-bearing liabilities	3,292			2,084
Total non-interest-bearing liabilities	19,597			16,225
Total equity	19,422			18,462
Total liabilities and total equity	$180,840			$159,647
Net interest income		$4,912			$4,371
Net interest rate spread (2)			2.67			2.81
Net interest-earning assets (3)	$27,003			$22,115
Net interest margin (4)			2.91			2.97
Average interest-earning assets to interest-bearing liabilities			119.04			117.70

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, Fed Funds sold, certificates of deposit and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

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

	Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase
	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans	$767	$260	$1,027
Securities	1	18	19
Other	77	83	160
Total interest-earning assets	845	361	1,206

Interest-bearing liabilities:
Savings	2	43	45
Interest-bearing demand	27	35	62
Certificates of deposit	417	(106)	311
Total deposits	446	(28)	418
FHLB borrowings	9	238	247
Total interest-bearing liabilities	455	210	665

Change in net interest income	$390	$151	$541

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

Net Portfolio Value. We compute amounts by which the net present value of our cash flow from assets, liabilities and off-balance sheet items (net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. We measure our interest rate risk and potential change in our NPV through the use of a financial model. This model uses a discounted cash flow analysis and an option-based pricing approach to measure the interest rate sensitivity of net portfolio value. Historically, the model estimated the economic value of each type of asset, liability and off-balance sheet contract under the assumption that the United States Treasury yield curve increases or decreases instantaneously by 100 to 300 basis points in 100 basis point increments. However, given the current level of market interest rates, an NPV calculation for an interest rate decrease of greater than 100 basis points has not been prepared. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of December 31, 2018, the calculation of the estimated changes in our net portfolio value that would result from the designated immediate changes in the United States Treasury yield curve.

				NPV as a Percentage of Present
				Value of Assets (3)
Change in Interest		Estimated Increase (Decrease) in			Increase
Rates (basis	Estimated	NPV		NPV	(Decrease)
points) (1)	NPV (2)	Amount	Percent	Ratio (4)	(basis points)
(Dollars in thousands)

+300	$28,574	$(15,409)	(35.03)%	15.45%	(633)
+200	34,221	(9,762)	(22.20)%	17.90%	(388)
+100	39,556	(4,427)	(10.07)%	20.08%	(170)
—	43,983	—	—%	21.78%	—
-100	43,430	(553)	(1.26)%	21.05%	(73)

(1)	Assumes an immediate uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2018, in the event of an instantaneous parallel 100 basis point increase in interest rates, we would experience a 10.07% decrease in net portfolio value. In the event of an instantaneous 100 basis point decrease in interest rates, we would experience a 1.26% decrease in net portfolio value.

Rate Shift (1)	Net Interest Income Year 1 Forecast	Year 1 Change from Level
	(Dollars in thousands)

+400	$5,671	(3.80)%
+300	5,756	(2.36)%
+200	5,825	(1.19)%
+100	5,883	(0.20)%
Level	5,895	—
-100	5,943	0.81%

(1)	The calculated changes assume an immediate shock of the static yield curve.

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

Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB-Cincinnati. At December 31, 2018, we had $28.6 million outstanding in advances from the FHLB-Cincinnati, and had the capacity to borrow approximately an additional $133.9 million from the FHLB-Cincinnati based on our collateral capacity. We had an additional $11.5 million on lines of credit available with three commercial banks.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $882,000 for the year ended December 31, 2018 and net cash used in operating activities was $185,000 for the year ended December 31, 2017. Net cash provided by investing activities, which consists primarily of disbursements for loan originations, offset by principal collections on loans, proceeds from the sale of securities and proceeds from maturing securities and pay downs on mortgage-backed securities, proceeds from sale of available-for-sale securities and interest-bearing deposits, and cash received in the merger with Kentucky Federal was $3.7 million for the year ended December 31, 2018. Net cash used in investing activities was $15.3 million for the year ended December 31, 2017. Net cash used in financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $3.8 million for the year ended December 31, 2018, resulting from our strategy of reducing our borrowing from the Federal Home Loan Bank of Cincinnati. Net cash provided by financing activities was $14.6 million for the year ended December 31, 2017.

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

Cincinnati Bancorp is a separate corporate entity from Cincinnati Federal and it must provide for its own liquidity to pay any dividends to its stockholders, to repurchase any shares of its common stock, and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is any dividend payments it may receive from Cincinnati Federal. Cincinnati Federal paid no dividends to Cincinnati Bancorp in 2018. In 2017, Cincinnati Federal paid $600,000 in dividends to Cincinnati Bancorp. See “Regulation and Supervision – Federal Banking Regulation – Capital Distributions” for a discussion of the regulations applicable to the ability of Cincinnati Federal to pay dividends. At December 31, 2018, Cincinnati Bancorp (on an unconsolidated basis) had liquid assets totaling $286,000.

At December 31, 2018, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $23.1 million, or 11.5% of adjusted total assets, which is above the well-capitalized required level of $10.0 million, or 5.0%; total risk-based capital of $24.5 million, or 17.5% of risk-weighted assets, which is above the well-capitalized required level of $14.0 million, or 10.0%; and common equity tier 1 risk based capital of $23.1 million, or 16.5%, of risk weighted assets, which is above the well-capitalized required level of $9.1 million, or 6.5%. At December 31, 2017, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $18.8 million, or 11.3% of adjusted total assets, which is above the well-capitalized required level of $8.3 million, or 5.0%; and total risk-based capital of $20.2 million, or 16.5% of risk-weighted assets, which is above the well-capitalized required level of $12.2 million, or 10.0%. Accordingly, Cincinnati Federal was categorized as well capitalized at December 31, 2018 and 2017. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. At December 31, 2018, we had outstanding commitments to originate loans of $2.8 million, unfunded lines of credit of $16.1 million and forward sale commitments of $3.8 million. We anticipate that we will have sufficient funds available to meet our current lending commitments. Time deposits that are scheduled to mature in one year or less from December 31, 2018 totaled $49.8 million. Management expects that a substantial portion of the maturing time deposits will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize Federal Home Loan Bank advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include data processing services, operating leases for premises and equipment, agreements with respect to borrowed funds and deposit liabilities.

Recent Accounting Pronouncements

Please refer to Note 18 to the Consolidated Financial Statements for the years ended December 31, 2018 and 2017 beginning on page F-51 for a description of recent accounting pronouncements that may affect our financial condition and results of operations.

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

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2018. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, utilizing the framework established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2018 were effective.

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

During the year ended December 31, 2018, there were no changes in the Company’s internal control over financial reporting that materially affected, or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the captions “Corporate Governance”, “Items to be voted on by Stockholders’ – Item 1 Election of Directors” and “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership of Reporting Company” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the caption “Directors’ Compensation” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

(a)	Security Ownership of Certain Beneficial Owners

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Certain Beneficial Owners” in the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders’.

(b)	Security Ownership of Management

Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership—Stock Ownership of Management” in the definitive Proxy Statement for the 2019 Annual Meeting of Stockholders’.

(c)	Changes in Control

Management of the Company knows of no arrangements, including any pledge by any person or securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

(d)	Equity Compensation Plan Information

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the captions “Corporate Governance – Director Independence” and “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in the Company’s definitive Proxy Statement for the 2019 Annual Meeting of Stockholders under the caption “Items to be voted by Stockholders’ – Item 2 “Ratification of Appointment of Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

The documents filed as a part of this Form 10-K are:

(A)	Report of Independent Registered Public Accounting Firm;
(B)	Consolidated Balance Sheets at December 31, 2018 and 2017;
(C)	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017;
(D)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018 and 2017;
(E)	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017;
(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and
(G)	Notes to Consolidated Financial Statements at and for the years ended December 31, 2018 and 2017.

(a)(2)	Financial Statement Schedules

All financial statement schedules have been omitted as the required information is inapplicable or has been included in the Notes to Consolidated Financial Statements.

(a)(3)	Exhibits

3.1	Charter of Cincinnati Bancorp (1)
3.2	Amended and Restated Bylaws of Cincinnati Bancorp (2)
4	Form of Common Stock Certificate of Cincinnati Bancorp (1)
10.1	Employment Agreement by and between Cincinnati Federal Savings and Loan Association and Greg Myers (1)
10.2	Split Dollar Life Insurance Plan (1)
10.3	Cincinnati Federal Savings and Loan Association Director Retirement Plan (1)
10.4	Form of Cincinnati Federal Employee Stock Ownership Plan (1)
10.5	Cincinnati Bancorp 2017 Equity Incentive Plan (3)

21.0	Subsidiaries of the Registrant
23.0	Consent of Independent Registered Accounting Firm
31.1	Certification of Principal Executive Officer, Pursuant to Rule 15d-14(a)
31.2	Certification of Principal Financial Officer, Pursuant to Rule 13a-14(a) and Rule 15d-14(a)
32	Certification of Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income (Loss); (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements

(1)	Incorporated herein by reference to the Registration Statement on Form S-1, as amended (File No. 333-202657), initially filed March 11, 2015.
(2)	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K, filed October 18, 2018.
(3)	Incorporated herein by reference to Appendix A to Definitive proxy Statement filed on April 13, 2017.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: March 29, 2019	/s/ Joseph V. Bunke
Joseph V. Bunke
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph V. Bunke	President	March 29, 2019
Joseph V. Bunke	(Principal Executive Officer)

/s/ Herbert C. Brinkman	Senior Vice President and Chief Financial Officer	March 29, 2019
Herbert C. Brinkman	(Principal Accounting and Financial Officer)

/s/ Robert A. Bedinghaus	Executive Chairman of the Board	March 29, 2019
Robert A. Bedinghaus

/s/ Henry C. Dolive, Ph.D.	Vice Chairman of the Board	March 29, 2019
Henry C. Dolive, Ph.D.

/s/ Harold L. Anness	Director	March 29, 2019
Harold L. Anness

/s/ Stuart H. Anness, M.D.	Director	March 29, 2019
Stuart H. Anness, M.D.

/s/ Andrew J. Nurre	Director	March 29, 2019
Andrew J. Nurre

/s/ Charles G. Skidmore	Director	March 29, 2019
Charles G. Skidmore

/s/ Philip E. Wehrman	Director	March 29, 2019
Philip E. Wehrman

Cincinnati Bancorp

December 31, 2018 and 2017

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

Cincinnati Bancorp

Cincinnati, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cincinnati Bancorp (Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Cincinnati, Ohio

March 29, 2019

Cincinnati Bancorp

Consolidated Balance Sheets

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017

Assets
Cash and due from banks	$2,620,309	$2,567,495
Interest-bearing demand deposits in banks	4,107,880	4,294,461
Federal funds sold	4,361,000	3,404,868

Cash and cash equivalents	11,089,189	10,266,824

Interest-bearing time deposits	200,000	-
Available-for-sale securities	630,361	910,222
Loans held for sale	1,282,000	2,221,084
Loans, net of allowance for loan losses of $1,405,072 and $1,360,072, respectively	170,365,031	147,020,218
Premises and equipment, net	3,407,185	2,525,484
Federal Home Loan Bank stock	2,583,100	1,021,100
Foreclosed assets held for sale	102,098	-
Interest receivable	569,659	448,727
Mortgage servicing rights	1,252,740	909,821
Federal Home Loan Bank lender risk account receivable	1,703,276	1,708,593
Bank-owned life insurance	3,997,242	3,254,330
Other assets	512,180	166,523

Total assets	$197,694,061	$170,452,926

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$29,308,448	$22,957,095
Savings	32,534,398	23,839,361
Certificates of Deposits	80,548,910	67,151,270
Total deposits	142,391,756	113,947,726

Federal Home Loan Bank advances	28,580,438	34,309,810
Advances from borrowers for taxes and insurance	1,799,419	1,480,777
Interest payable	53,945	38,626
Directors deferred compensation	571,186	440,632
Other liabilities	1,155,894	783,962

Total liabilities	174,552,638	151,001,533

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	180,563	126,612

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value 1,816,329 and 1,752,947 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	29,593	17,192
Additional paid-in-capital	7,458,745	6,172,924
Unearned ESOP Shares	(494,245)	(539,176)
Retained earnings - substantially restricted	16,219,209	13,877,826
Accumulated other comprehensive loss	(252,442)	(203,985)

Total stockholders' equity	22,960,860	19,324,781

Total liabilities, temporary equity, and stockholders' equity	$197,694,061	$170,452,926

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Income

Years Ended December 31, 2018 and 2017

	2018	2017

Interest and Dividend Income
Loans, including fees	$6,733,291	$5,706,079
Securities	19,574	1,626
Dividends on Federal Home Loan Bank stock and other	241,690	81,937
Total interest and dividend income	6,994,555	5,789,642

Interest Expense
Deposits	1,429,302	1,011,157
Federal Home Loan Bank advances	653,968	407,269
Total interest expense	2,083,270	1,418,426

Net Interest Income	4,911,285	4,371,216

Provision for Loan Losses	45,000	30,000

Net Interest Income After Provision for Loan Losses	4,866,285	4,341,216

Noninterest Income
Gain on sales of loans	1,669,731	1,607,898
Mortgage servicing fees	255,855	193,951
Gain on merger with Kentucky Federal	2,192,340	-
Net gain on sales of foreclosed assets	1,262	873
Other	757,177	675,014
Total noninterest income	4,876,365	2,477,736

Noninterest Expense
Salaries and employee benefits	3,580,817	3,196,892
Occupancy and equipment	504,010	440,919
Directors compensation	177,250	197,500
Data processing	621,774	563,293
Professional fees	299,992	262,300
Franchise tax	156,528	148,868
Deposit insurance premiums	53,152	38,600
Advertising	174,574	102,097
Software Licenses	91,607	84,655
Loan costs	397,674	337,316
Merger-related expenses	576,960	-
Other	615,712	537,676
Total noninterest expense	7,250,050	5,910,116

Income Before Income Tax	2,492,600	908,836

Provision for Income Taxes	191,278	33,595

Net Income	$2,301,322	$875,241

Earnings per common share - basic	$1.34	$0.52
Earnings per common share - diluted	$1.34	$0.52
Weighted-average shares outstanding - basic	1,691,434	1,670,946
Weighted-average shares outstanding - diluted	1,695,259	1,670,946

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2018 and 2017

	2018	2017

Net Income	$2,301,322	$875,241

Other Comprehensive Loss:
Net unrealized losses on available-for-sale securities	(147)	(18,259)
Tax benefit	31	6,208
Changes in directors' retirement plan prior service costs	(10,655)	14,143
Tax benefit (expense)	2,375	(4,809)
Other comprehensive loss	(8,396)	(2,717)

Comprehensive Income	$2,292,926	$872,524

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2018 and 2017

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Unearned ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity

Balance, January 1, 2017	$17,192	$6,158,071	$(584,107)	$13,002,585	$(201,268)	$18,392,473

ESOP shares subject to mandatory redemption	-	(44,370)	-	-	-	(44,370)

ESOP shares earned	-	-	44,931	-	-	44,931

Stock based compensation expense	-	59,223	-	-	-	59,223

Net income	-	-	-	875,241	-	875,241

Other comprehensive loss	-	-	-	-	(2,717)	(2,717)

Balance, December 31, 2017	$17,192	$6,172,924	$(539,176)	$13,877,826	$(203,985)	$19,324,781

Cumulative effect of adoption of ASU 2018-02	-	-	-	40,061	(40,061)	-

Issuance of common stock	12,401	1,227,600	-	-	-	1,240,001

ESOP shares subject to mandatory redemption	-	(53,951)	-	-	-	(53,951)

ESOP shares earned	-	9,020	44,931	-	-	53,951

Stock based compensation expense	-	103,152	-	-	-	103,152

Net income	-	-	-	2,301,322	-	2,301,322

Other comprehensive loss	-	-	-	-	(8,396)	(8,396)

Balance, December 31, 2018	$29,593	$7,458,745	$(494,245)	$16,219,209	$(252,442)	$22,960,860

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2018 and 2017

	2018	2017

Operating Activities
Net income	$2,301,322	$875,241
Items not requiring (providing) cash:
Depreciation and amortization	146,190	136,873
Provision for loan losses	45,000	30,000
Amortization of premiums and discounts on securities	10,122	29,622
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	4,628	32,030
Change in deferred income taxes	145,046	182,175
Gain on sale of loans	(1,669,731)	(1,607,898)
Proceeds from the sale of loans held for sale	57,038,358	58,086,318
Origination of loans held for sale	(54,429,543)	(57,384,767)
Net gain on sale of foreclosed assets	(5,959)	(873)
Earnings on cash surrender value of bank-owned life insurance	(77,173)	(81,679)
Stock based compensation expense	103,152	59,223
ESOP shares earned	53,951	44,931
Gain on merger with Kentucky Federal	(2,192,340)	-
Changes in:
Interest receivable	(25,822)	(65,489)
Mortgage servicing rights	(342,919)	(179,657)
Federal Home Loan Bank lender risk account receivable	5,317	(2,980)
Other assets	(27,831)	(8,174)
Interest payable	15,319	14,394
Other liabilities	(214,820)	(343,991)
Net cash provided by (used in) operating activities	882,267	(184,701)

Investing Activities
Proceeds from maturities of available-for-sale securities	269,760	821,096
Proceeds from the sale of available-for-sale securities	4,999,893	-
Purchase of Federal Home Loan Bank stock	(18,700)	(113,100)
Net change in loans	(7,094,115)	(15,984,686)
Proceeds from the sale of interest-bearing time deposits	3,180,000	-
Proceeds from the maturities of interest-bearing time deposits	200,000	-
Purchase of premises and equipment	(59,146)	(72,151)
Proceeds from sales of foreclosed assets	31,348	38,823
Cash received in merger with Kentucky Federal	2,224,645	-
Net cash provided by (used in) investing activities	3,733,685	(15,310,018)

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Consolidated Statements of Cash Flows

Years Ended December 31, 2018 and 2017

	2018	2017

Financing Activities
Net increase in deposits	1,965,012	5,856,100
Proceeds from Federal Home Loan Bank advances	115,119,682	155,906,000
Repayment of Federal Home Loan Bank advances	(121,196,924)	(147,187,590)
Net decrease in advances from borrowers for taxes and insurance	318,643	58,878
Net cash (used in) provided by financing activities	(3,793,587)	14,633,388

Increase (Decrease) in Cash and Cash Equivalents	822,365	(861,331)
Cash and Cash Equivalents, Beginning of Period	10,266,824	11,128,155
Cash and Cash Equivalents, End of Period	$11,089,189	$10,266,824

Supplemental Cash Flows Information
Interest paid	$2,067,951	$1,404,032
Income taxes paid	257,229	174,717
Real estate acquired in settlement of loans	27,869	37,950

Kentucky Federal Savings and Loan Association merged with Cincinnati Federal effective October 12, 2018.

In conjunction with the merger, liabilities were assumed as follows:

Fair value of assets acquired	$30,818,444
Less common stock issued	1,240,001
Less gain on merger recognized	2,192,340
Liabilities assumed	$27,386,103

See Notes to Consolidated Financial Statements

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 1: Nature of Operations and Summary of Significant Accounting Policies

Nature of Operations

Cincinnati Bancorp (“Company”) is the mid-tier holding company for Cincinnati Federal (the “Bank”), a federally chartered stock savings and loan association that is primarily engaged in providing a full range of banking and financial services to individual and corporate customers. Our business operations are conducted in the larger Greater Cincinnati/Northern Kentucky metropolitan area which includes Warren, Butler and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County, Indiana. On October 14, 2015, the Bank reorganized into the mutual holding company structure. As part of the reorganization, the Company sold 773,663 shares of common stock at a price of $10.00 per share in a public offering and issued 945,587 shares of common stock to CF Mutual Holding Company, the Company’s parent mutual holding company. The Company is subject to competition from other financial institutions. The Company is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

From time to time, the Company’s interest-bearing cash accounts may exceed the FDIC’s insured limit of $250,000 per account. Management considers the risk of loss to be low based on the quality of the institutions where the funds are maintained.

Interest-bearing Time Deposits in Banks

Interest-bearing deposits in banks are carried at cost.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Loans acquired at merger are recorded at fair value with no carryover of the acquired entity’s previously established allowance for loan losses. The excess of expected cash flows over the estimated fair value of the acquired loans is recognized as interest income over the remaining contractual lives of the loans using the level yield method. Subsequent decreases in expected cash flows will require additions to the allowance for loan losses. Subsequent improvements in expected cash flows result in the recognition of additional interest income over the remaining contractual lives of the loans. Management estimates the cash flows expected to be collected at acquisition using a third-party risk model, which incorporates the estimate of key assumptions, such as default rates and prepayment speeds.

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Federal Home Loan Bank Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula, carried at par and evaluated for impairment.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less estimated costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value, less estimated costs to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net noninterest expense from foreclosed assets. There was no valuation allowances established during 2018 or 2017.

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

Employee Stock Ownership Plan (“ESOP”)

The cost of the ESOP, but not yet earned, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts and the shares become outstanding for earnings per share computations. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares are used to reduce annual ESOP debt service. As of December 31, 2018, 17,972 shares have been allocated to eligible participants in the ESOP. (See Note 13 – Employee and Director Benefits).

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

With a few exceptions, the Company is no longer subject to examinations by tax authorities for years before 2015. As of December 31, 2018 and December 31, 2017, the Company had no uncertain tax positions.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss), net of applicable income taxes. Other comprehensive income (loss) includes unrealized gains (losses) on available-for-sale securities and changes in the funded status of the directors’ retirement plan.

Earnings Per Share

Basic earnings per share (“EPS”) allocated to common shareholders is calculated using the two-class method and is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period. The two-class method is an earnings allocation formula the determines the EPS for each class of common stock and participating securities according to dividends distributed and participation rights in ther undistributed earnings. Diluted EPS is adjusted for dilutive effects on stock-based compensation and is calculated using the two-class method or treasury method. The average number of common shares outstanding is increased to include the number of shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period, as well as for any adjustment to income that would result from the assumed issuance.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Unallocated common shares held by the Company’s ESOP are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted earnings per share calculations until they are committed to be released.

Subsidiary and Other Activities

The Bank had no subsidiaries at December 31, 2018 and 2017.

Note 2: Merger

On April 18, 2018, Cincinnati Federal and Kentucky Federal Savings and Loan Association (“Kentucky Federal”) signed an Agreement and Plan of Merger pursuant to which Kentucky Federal merged with and into Cincinnati Federal effective October 12, 2018.

On the effective date of the merger, the Company issued from its authorized but unissued shares of common stock, 63,382 shares of common stock to CF Mutual Holding Company. The number of shares issued was in consideration of Kentucky Federal’s appraised value. At closing, Kentucky Federal Board of Director, Philip Wehrman, was added to the Boards of Director of CF Mutual Holding Company, Cincinnati Bancorp and Cincinnati Federal. The reason for the merger was to achieve scale and efficiency in operations, as well as, expanding market share.

The merger with Kentucky Federal was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date. The following table summarizes the fair value recorded as of October 12, 2018:

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

	Amount	Fair Value	Fair Value
	Recorded	Adjustments	Recorded

Consideration Paid:

Fair value of total consideration transferred (common shares issued)	$1,240,001	$-	$1,240,001

Identifiable Assets Acquired:

Cash and cash equivalents	2,224,645	-	2,224,645
Interest-bearing time deposits	3,580,000	-	3,580,000
Investment securities	5,280,000	(280,107)	4,999,893
Federal Home Loan Bank Stock	1,543,300	-	1,543,300
Net loans receivable	16,159,521	164,074	16,323,595
Premises & Equipment, net	194,202	772,700	966,902
Core deposit and other intangibles	-	221,193	221,193
Other real estate owned	132,590	(33,000)	99,590
Other assets	895,044	(35,718)	859,326

Total identifiable assets acquired	30,009,302	809,142	30,818,444

Liabilities Assumed:

Deposits	26,475,279	3,739	26,479,018
Federal Home Loan Bank advances	343,242	-	343,242
Deferred taxes	41,947	176,636	218,583
Other Liabilities	345,260	-	345,260

Total liabilities assumed	27,205,728	180,375	27,386,103

Total identified net assets acquired	2,803,574	628,767	3,432,341

Gain on merger	$1,563,573	$628,767	$2,192,340

As permitted by ASC No. 805-10-25, Business Combinations, the above estimates may be adjusted up to one year after closing date of the acquisition to reflect any new information obtained about facts and circumstances existing at the acquisition date. Any changes in the estimated fair values will be recognized in the period the adjustment is identified.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of October 12, 2018 based on management’s best estimate using the information available at acquisition date. The application of purchase accounting resulted in a bargain purchase gain of approximately $2.2 million. The driver of the gain on merger gain is the mutual savings structure of Kentucky Federal. The number of institutions that could merge with Kentucky Federal was limited and the mutual holding company structure of Cincinnati Bancorp allowed the merger to occur.

The fair value for loans acquired from Kentucky Federal were estimated using cash flow projections based on remaining maturity and repricing terms. Cash flows were adjusted by estimated future credit losses and the rate of prepayments. Projected monthly cash flows were discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Kentucky Federal’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value on October 12, 2018. The Company acquired various loans in the acquisition for which none had evidence of deterioration of credit quality since origination. The fair value of assets includes loans with a fair value of $16,323,595. The gross principal and contractual interest due under the contracts is $16,419,786, of which $251,369 is expected to be uncollectible.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The core deposit intangible asset recognized is being amortized over its estimated life of approximately 10 years using the straight-line method.

Direct acquisition and integration costs were expensed as incurred and totaled approximately $577,000 for the twelve months ended December 31, 2018. These items were recorded as merger-related expenses on the consolidated statements of income.

 The Company has determined that it is impractical to report amounts of revenue and earnings of Kentucky Federal since the acquisition date, October 12, 2018. The back-office systems conversion of the combined entity took place October 12, 2018. Accordingly, reliable and separate complete revenue and earnings information are no longer available. The following table presents unaudited pro forma information as if the acquisition of Kentucky Federal had occurred on January 1, 2017. The table below does not include merger-related expenses, including data conversion costs. The pro forma information does not necessarily reflect the results of operations that would have occurred had the merger with Kentucky Federal been completed at the beginning of the periods presented. Furthermore, the unaudited pro forma information does not reflect management’s estimate of any revenue enhancement opportunities or anticipated operational cost savings.

The following table presents selected unaudited pro forma financial information reflecting the merger assuming it was completed as of January 1, 2017. The unaudited pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the merger actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full fiscal year period. Pro forma basic and fully diluted earnings per share were calculated using the Company’s actual weighted average shares outstanding for the periods presented, plus the incremental shares issued, assuming the merger occurred at the beginning of the periods presented. The unaudited pro forma information is based on the actual financial statements of the Company for the period presented.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

	Pro Forma (Unaudited)

	December 31, 2018	December 31, 2017
	(in Thousands, except	(in Thousands, except
	per Share Data)	per Share Data)

Net interest income	$5,586	$5,230

Non-interest income	5,036	2,700

Non-interest expense	7,798	7,028

Net income	$454	$875

Pro forma earnings per share:
Basic	0.27	0.50
Diluted	0.27	0.50

Note 3: Securities

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Available-for-Sale Securities:

December 31, 2018:
Mortgage-backed securities of government sponsored entities	$629,447	$3,806	$(2,892)	$630,361

December 31, 2017:
Mortgage-backed securities of government sponsored entities	$909,161	$4,470	$(3,409)	$910,222

Proceeds from the sale of available-for-sale securities were $4,999,893 for the year ended December 31, 2018. No gains or losses were realized. There were no sales of available-for-sale for the year ended December 31, 2017.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Total fair value of investments at December 31, 2018 reported at less than historical cost was $512,303 and was approximately 81% of the Company’s investment portfolio. The decline primarily resulted from changes in market interest rates. There was $785,539 or approximately 86% of the investment portfolio reported at less than historical cost at December 31, 2017.

Expected maturities on mortgage-backed securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2018 and 2017, the Company’s investments consisted entirely of mortgage-backed securities which are not due at a single maturity date.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2018:
Mortgage-backed securities of government sponsored entities	$-	$-	$512,303	$(2,892)	$512,303	$(2,892)

December 31, 2017:
Mortgage-backed securities of government sponsored entities	$785,539	$(3,409)	$-	$-	$785,539	$(3,409)

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 4: Loans and Allowance for Loan Losses

Categories of loans at December 31, 2018 and December 31, 2017 include:

	December 31,	December 31,
	2018	2017

One to four family mortgage loans -owner occupied	$93,659,520	$77,532,809
One to four family - investment	14,242,563	11,354,976
Multi-family mortgage loans	27,140,014	23,895,594
Nonresidential mortgage loans	18,930,426	18,138,584
Construction and land loans	7,293,737	6,173,341
Real estate secured lines of credit	11,373,975	11,713,943
Commercial loans	415,730	334,628
Other consumer loans	796,051	471,386
Total loans	173,852,016	149,615,261

Less:
Net deferred loan costs	(491,331)	(479,795)
Undisbursed portion of loans	2,573,244	1,714,766
Allowance for loan losses	1,405,072	1,360,072

Net loans	$170,365,031	$147,020,218

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method as of December 31, 2018 and December 31, 2017:

	Year Ended December 31, 2018
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072
Provision (credit) charged to expense	117,933	(48,657)	(16,512)	(14,473)	17,518	(15,765)	2,067	2,889	45,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072

Ending balance: Individually evaluated for impairment	$-	$33,683	$9,055	$-	$-	$-	$-	$-	$42,738

Ending balance: Collectively evaluated for impairment	$456,630	$89,334	$215,329	$182,338	$100,187	$296,873	$9,001	$12,642	$1,362,334
Loans:
Ending balance	$93,659,520	$14,242,563	$27,140,014	$18,930,426	$7,293,737	$11,373,975	$415,730	$796,051	$173,852,016

Ending balance: Individually evaluated for impairment	$966,592	$699,630	$621,757	$151,096	$-	$48,467	$-	$-	$2,487,542

Ending balance: Collectively evaluated for impairment	$92,692,928	$13,542,933	$26,518,257	$18,779,330	$7,293,737	$11,325,508	$415,730	$796,051	$171,364,474

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of December 31, 2018 and 2017:

	December 31, 2018

	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$92,776,661	$13,010,425	$26,509,203	$18,234,663	$7,293,737	$11,225,481	$415,730	$795,523	$170,261,423
Special mention	-	1,101,684	138,723	627,934	-	26,000	-	-	1,894,341
Substandard	882,859	130,454	492,088	67,829	-	122,494	-	528	1,696,252
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$93,659,520	$14,242,563	$27,140,014	$18,930,426	$7,293,737	$11,373,975	$415,730	$796,051	$173,852,016

	December 31, 2017

	One- to Four- Family Mortgage Loans – Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$77,239,158	$9,723,639	$23,254,092	$17,341,292	$6,173,341	$11,021,251	$334,628	$471,386	$145,558,787
Special mention	-	384,819	-	617,734	-	489,700	-	-	1,492,253
Substandard	293,651	1,246,518	641,502	179,558	-	202,992	-	-	2,564,221
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$77,532,809	$11,354,976	$23,895,594	$18,138,584	$6,173,341	$11,713,943	$334,628	$471,386	$149,615,261

Pass portfolio within table above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and the allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the year ended December 31, 2018.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The following tables present the Company’s loan portfolio aging analysis of the recorded investment in loans as of December 31, 2018 and December 31, 2017:

	December 31, 2018

	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
One to Four-family mortgage loans	$158,932	$86,900	$676,024	$921,856	$92,737,664	$93,659,520	$-
One to Four Family - Investment	-	-	-	-	14,242,563	14,242,563	-
Multi-family mortgage loans	-	-	-	-	27,140,014	27,140,014	-
Nonresidential mortgage loans	-	-	67,829	67,829	18,862,597	18,930,426	-
Construction & land loans	-	-	-	-	7,293,737	7,293,737	-
Real estate secured lines of credit	9,634	-	-	9,634	11,364,341	11,373,975	-
Commercial Loans	-	-	-	-	415,730	415,730	-
Other consumer loans	-	-	528	528	795,523	796,051	-

Total	$168,566	$86,900	$744,381	$999,847	$172,852,169	$173,852,016	$-

	December 31, 2017

	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing
One to Four-family mortgage loans	$92,143	$-	$144,357	$236,500	$77,296,309	$77,532,809	$-
One to Four Family - Investment	-	-	8,755	8,755	11,346,221	11,354,976	-
Multi-family mortgage loans	-	-	-	-	23,895,594	23,895,594	-
Nonresidential mortgage loans	-	-	-	-	18,138,584	18,138,584	-
Construction & land loans	-	-	-	-	6,173,341	6,173,341	-
Real estate secured lines of credit	80,000	-	-	80,000	11,633,943	11,713,943	-
Commercial Loans	-	-	-	-	334,628	334,628	-
Other consumer loans	-	-	-	-	471,386	471,386	-

Total	$172,143	$-	$153,112	$325,255	$149,290,006	$149,615,261	$-

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The following tables present impaired loans at and for the years ended December 31, 2018 and 2017:

	December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$966,592	$966,592	$-	$975,511	$33,914
One to Four family - Investment	315,393	315,393	-	322,564	39,833
Multi-family mortgage loans	514,993	514,993	-	519,339	47,559
Nonresidential mortgage loans	151,096	151,096	-	165,871	5,996
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	48,467	48,467	-	50,820	3,114
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	384,237	417,920	33,683	427,874	22,775
Multi-family mortgage loans	106,764	115,819	9,055	117,578	8,499
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,487,542	$2,530,280	$42,738	$2,579,557	$161,690

	December 31, 2017
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$747,022	$747,022	$-	$753,098	$28,104
One to Four family - Investment	574,375	574,375	-	587,247	34,059
Multi-family mortgage loans	522,818	522,818	-	522,817	38,940
Nonresidential mortgage loans	179,558	179,558	-	186,670	12,352
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	39,687	39,687	-	42,229	3,540
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	494,339	536,735	42,396	546,369	25,911
Multi-family mortgage loans	109,629	118,684	9,055	120,196	8,153
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,667,428	$2,718,879	$51,451	$2,758,626	$151,059

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Interest income recognized on a cash basis was not materially different than interest income recognized.

The following table presents the Company’s nonaccrual loans at December 31, 2018 and 2017. This table excludes accruing TDRs.

	December 31,	December 31,
	2018	2017

One- to four-family mortgage loans	$676,024	$144,357
One to four family - Investment	-	8,755
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	67,829	-
Construction and land loans	-	-
Real estate secured lines of credit	-	-
Commercial Loans	-	-
Other consumer loans	528	-

Total	$744,381	$153,112

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

At December 31, 2018 and 2017, the Company had no loans that were modified as TDRs and that were impaired and there were no troubled debt restructurings during either year.

The Company had no TDRs modified during the year ended December 31, 2018 that subsequently defaulted.

As of December 31, 2018, borrowers with loans designated as TDRs and totaling $845,400 of residential real estate loans and $641,500 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms.

There were three foreclosed residential real estate properties at December 31, 2018 totaling $102,100 net of valuation allowances. There were three consumer mortgage loans in the process of foreclosure at December 31, 2018 totaling $301,000.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 5:	Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2018	2017

Land	$720,971	$596,762
Buildings and improvements	4,344,614	3,508,083
Furniture and equipment	938,717	870,964
	6,004,302	4,975,809
Less accumulated depreciation	(2,597,117)	(2,450,325)

Net premises and equipment	$3,407,185	$2,525,484

Depreciation expense was $146,190 and $136,873 for the years ended December 31, 2018 and 2017, respectively.

Note 6:	Loan Servicing

Loans serviced for others are not included in the accompanying balance sheets. The risks inherent in mortgage servicing assets relate primarily to changes in prepayments that result from shifts in mortgage interest rates. The unpaid principal balance of residential mortgage loans serviced for others was $99,414,705 and $82,923,341 at December 31, 2018 and 2017, respectively.

The following summarizes the activity in mortgage servicing rights measured using the fair value method for the years ended December 31, 2018 and December 31, 2017:

	2018	2017

Fair value as of the beginning of the period	$909,821	$730,164
Recognition of mortgage servicing rights on the sale of loans	309,712	193,792
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	33,207	(14,135)

Fair value at the end of the period	$1,252,740	$909,821

Contractually specified servicing fees were approximately $256,000 and $194,000 for the years ended December 31, 2018 and December 31, 2017, respectively.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Certain loan sale transactions with the FHLB provide for establishment of a LRA. The LRA consists of amounts withheld from the loan sale proceeds by the FHLB for absorbing potential losses on those loans sold. These withheld funds are an asset to the Company as they are scheduled to be paid to the Company in future years, net of any credit losses on those loans sold. The LRA funds withheld to settle these potential losses totaled approximately $2,722,000 and $2,660,800 at December 31, 2018 and December 31, 2017, respectively; however, these receivables are recorded at fair value at the time of sale, which includes consideration of potential credit losses, at the time of the establishment of the LRA. In the event that the credit losses do not exceed the withheld funds, the LRA agreements provide for payment of these funds to the Company in seven annual installments beginning five years after the sale date or in 26 annual installments, beginning five years after the sale date. The carrying value of the LRA is equal to the initial fair value plus an interest component less any cash receipts, which totaled approximately $1,703,300 and $1,708,600 at December 31, 2018 and December 31, 2017, respectively. The Company had mandatory delivery contracts outstanding as of December 31, 2018 of $2.6 million.

Note 7:	Time Deposits

Time deposits in denominations of $250,000 or more were approximately $5,333,000 and $6,849,700 at December 31, 2018 and December 31, 2017, respectively. Deposit accounts in excess of $250,000 are not insured by the FDIC.

At December 31, 2018 and December 31, 2017, the scheduled maturities of time deposits were as follows:

	2018	2017

One year or less	$49,799,669	$33,273,570
Over one year to two years	13,936,624	22,444,847
Over two years to three years	10,332,065	6,120,937
Over three years to four years	3,488,891	4,364,522
Over four years to five years	2,989,892	929,422
Thereafter	1,769	17,972

	$80,548,910	$67,151,270

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Interest expense during the years ended December 31, 2018 and 2017 for each major category of deposits was as follows:

	2018	2017

Deposit Type:

Savings	$65,297	$20,453
Interest Bearing Demand	134,405	71,454
Certificates of Depostits	1,229,600	919,250

Total Deposit Interest Expense	$1,429,302	$1,011,157

Note 8:	Federal Home Loan Bank Advances

FHLB advances are secured by a blanket pledge of qualifying mortgage loans totaling approximately $116,337,520 and $101,932,900 and the Company’s investment in FHLB stock at December 31, 2018 and December 31, 2017, respectively. Advances, at interest rates ranging from 1.01% to 3.12%, are subject to restrictions or penalties in the event of prepayment.

Aggregate annual maturities of FHLB advances at December 31, 2018 and 2017 are as follows:

	2018	2017

One year or less	$15,450,000	$21,634,000
Over one year to two years	8,538,152	10,650,000
Over two years to three years	2,600,000	2,038,152
Over three years to four years	2,000,000	-
	28,588,152	34,322,152
Deferred prepayment penalty, net of amortization	(7,714)	(12,342)

	$28,580,438	$34,309,810

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

During 2014 and previous years, the Company prepaid certain FHLB advances which resulted in prepayment penalties. There were prepayments that resulted in prepayment penalties in 2014 totaling $713,579. There were no prepayments that resulted in prepayment penalties since 2014.

At December 31, 2018, we had $28.6 million outstanding in advances from the FHLB-Cincinnati, and had capacity to borrow approximately an additional $133.9 million from the FHLB-Cincinnati based on our collateral capacity. We had an additional $11.5 million on lines of credit with three commercial banks. No amount was outstanding on these lines at December 31, 2018.

Note 9:	Income Taxes

The provision for income taxes includes these components for the years ended December 31, 2018 and December 31, 2017. A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2018	2017

Taxes currently payable	$46,232	$215,770
Deferred income taxes	145,046	(182,175)

Income tax expense	$191,278	$33,595

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

	2018	2017

Computed at the statutory rate	$523,447	$309,004
Increase (decrease) resulting from

Effect of gain on merger with Kentucky Federal	(460,391)	-
Deferred tax re-valuation	-	(229,969)
Bank-owned life insurance	(15,598)	(27,771)
Merger expenses	59,681
Other	84,139	(17,669)

Actual tax expense	$191,278	$33,595

A reconciliation between the statutory income tax and the Company's effective tax rate follows:

	2018	2017

Computed at the statutory rate	21.00%	34.00%
Increase (decrease) resulting from

Effect of gain on merger with Kentucky Federal	(18.47)%	-
Change in effective tax rate	-	(25.30)%
Bank-owned life insurance	(0.63)%	(3.06)%
Merger expenses	2.39%
Other	3.38%	(1.94)%

Effective tax rate	7.67%	3.70%

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The tax effects of temporary differences related to deferred taxes shown on the balance sheets at December 31, 2018 and December 31, 2017 were:

	2018	2017

Deferred tax assets
Allowance for loan losses	$277,403	$267,953
Loans held for sale	5,437	12,000
Directors' Retirement Plan	102,287	92,533
Net operating loss	244,401
Other	19,161	36,914
	648,689	409,400
Deferred tax liabilities
Deferred loan costs	(105,737)	(100,757)
Prepaid penalties on FHLB advances	(1,620)	(2,592)
Dividends on FHLB stock	(332,211)	(103,227)
Mortgage servicing rights	(263,075)	(191,062)
FHLB lender risk account receivable	(357,688)	(358,805)
Depreciation	(183,604)	(15,116)
Unrealized gains on available-for-sale securities	(192)	(223)
Valuation allowance	(19,322)	-
Other	(135,971)	-
	(1,399,420)	(771,782)

Net deferred tax liability	$(750,731)	$(362,382)

On December 22, 2017, federal tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted into law, resulting in significant modifications to existing federal tax law. As a result of the changes under the Tax Act, the Company recorded an incremental income tax benefit of $229,969 during the year ended December 31, 2017, which consisted primarily of the re-measurement of deferred tax assets and liabilities at the new federal statutory rate of 21%. Prior to the enactment of the Tax Act, deferred tax assets and liabilities were measured at the previous federal statutory rate of 34%.

Retained earnings at both December 31, 2018 and December 31, 2017, include approximately $766,000 for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liability on the preceding amount that would have been recorded if it was expected to reverse into taxable income in the foreseeable future was approximately $160,900 and $160,900 at December 31, 2018 and December 31, 2017, respectively.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

As of December 31, 2018, the Company has net operating loss carryforwards of approximately $666,155 which expire between 2028 and 2037 and $467,657 with no expiration. A valuation allowance for deferred tax assets is provided for all or some portion of the deferred tax asset when it is more likely than not an amount will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances is included in income tax expense in the period they are identified. At December 31, 2018, the Company has a valuation allowance of $19,322 to reduce deferred tax assets to the amount that is more likely than not to be realized under Code Section 382 limitations.

Note 10:	Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, included in equity, are as follows:

	2018	2017

Net unrealized gain on available for sale securities	$721	$700

Directors' Retirement Plan	(320,917)	(310,262)

Tax benefit	67,754	105,577

Net of tax amount	$(252,442)	$(203,985)

Note 11:	Regulatory Matters

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 2018 and December 31, 2017, the Bank met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 1.875% at December 31, 2018.

As of December 31, 2018, the most recent notification from the Office of the Comptroller of the Currency categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)

As of December 31, 2018

Total risk-based capital (to risk-weighted assets)	$24,480	17.5%	$11,176	8.0%	$13,970	10.0%

Tier I capital (to risk-weighted assets)	23,075	16.5%	8,382	6.0%	11,176	8.0%

Common Equity Tier I capital (to risk-weighted assets)	23,075	16.5%	6,287	4.5%	9,081	6.5%

Tier I capital (to adjusted total assets)	23,075	11.5%	8,014	4.0%	10,017	5.0%

As of December 31, 2017

Total risk-based capital (to risk-weighted assets)	$20,158	16.5%	$9,789	8.0%	$12,236	10.0%

Tier I capital (to risk-weighted assets)	18,798	15.4%	7,342	6.0%	9,789	8.0%

Common Equity Tier I capital (to risk-weighted assets)	18,798	15.4%	5,506	4.5%	7,953	6.5%

Tier I capital (to adjusted total assets)	18,798	11.3%	6,633	4.0%	8,291	5.0%

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The following is a reconciliation of the Bank’s equity capital under accounting principles generally accepted in the United States of America to Tier 1 and Total risk-based capital:

	2018	2017
	(in thousands)

Regulatory Capital:
Stockholders' Equity	$23,041	$18,594
Disallowed servicing and other	(219)	-
Accumulated other comprehensive loss	253	204
Tier 1 risk -based capital	23,075	18,798
Eligible Allowance for loan losses (1)	1,405	1,360
Total risk-based capital	$24,480	$20,158

(1) Limited to 1.25% of risk-weighted assets

Note 12:	Related Party Transactions

At December 31, 2018 and December 31, 2017, the Company had loans outstanding to executive officers, directors and their affiliates (related parties). Annual activity consisted of the following:

	2018	2017

Beginning balance	$930,096	$987,958
New Loans	-	-
Repayments	50,954	57,862
Ending balances	$879,142	$930,096

In management’s opinion, such loans and other extensions of credit are consistent with sound lending practices and are within applicable regulatory lending limitations. In management’s opinion these loans did not involve more than normal risk of collectability or present other unfavorable features.

Deposits from related parties held by the Bank at December 31, 2018 and December 31, 2017 totaled $1,403,200 and $1,083,300, respectively.

Note 13:	Employee and Director Benefits

The Company has a 401(k) profit-sharing plan covering substantially all employees. The Company’s contributions to the plan are determined annually by the Board of Directors of Cincinnati Federal. Contributions to the plan were approximately $88,700 and $77,000 for the years ended December 31, 2018 and December 31, 2017, respectively.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

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

The debt of the ESOP is eliminated in consolidation. Contributions to the ESOP shall be sufficient to pay principal and interest currently due under the loan agreement. As shares are committed to be released from collateral, the Company reports compensation expense equal to the average market price of the shares for the respective period, and the shares become outstanding for earnings per share computations. Dividends on unallocated ESOP shares, if any, are recorded as a reduction of debt and accrued interest. ESOP compensation expense was approximately $54,000 and $44,900 for the years ended December 31, 2018 and December 31, 2017, respectively.

A summary of the ESOP shares as of December 31, 2018 and 2017 are as follows:

	December 31,	December 31,
	2018	2017

Shares released to participants	13,479	8,986
Share allocated to participants	4,493	4,493
Unreleased shares	49,425	53,918
Total	67,397	67,397

Fair Value of unreleased shares	$605,456	$593,098

If the ESOP is unable to satisfy the obligation to repurchase the shares held by each beneficiary upon the beneficiary’s termination or retirement, the Company is obligated to repurchase the shares. At December 31, 2018, the fair value of these shares is $220,157. In addition, there are no outstanding shares held by former employees that are subject to an ESOP related repurchase option.

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The Company uses a December 31 measurement date for the plan. Information about the plan’s funded status and pension cost follows:

	2018	2017

Change in benefit obligation:
Beginning of year	$440,630	$419,921
Service cost	11,965	10,633
Interest cost	12,687	13,863
Loss/(gain)	36,795	11,213
Benefits paid	(15,000)	(15,000)

End of year	$487,077	$440,630

Amounts recognized in accumulated other comprehensive income not yet recognized as components of net periodic benefit cost consist of:

	2018	2017

Prior service cost	$25,280	$25,280
Net loss	$3,622	$860

The accumulated benefit obligation for the benefit plan was $473,884 and $440,630 at December 31, 2018, and December 31, 2017, respectively.

The estimated prior service credit for the plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is approximately $25,280.

	2018	2017

Components of net periodic benefit cost:
Service cost	$11,965	$10,633
Interest Cost	12,687	13,863
(Gain)/loss recognized	860	77
Prior service cost	25,280	25,280

	$50,792	$49,853

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The retiree accrued liability expected to be reversed from the plan as of December 31, 2018 and December 31, 2017 is as follows:

	2018	2017

One year or less	$30,000	$15,000
Over one year to two years	30,000	30,000
Over two years to three years	30,000	30,000
Over three years to four years	30,000	30,000
Over four years to five years	30,000	30,000
Thereafter	126,000	105,000

	$276,000	$240,000

Significant assumptions for the benefit plan liability include the following as of December 31, 2018 and 2017:

	2018	2017

Weighted average assumptions used to determine benefit cost obligation:

Discount Rate	3.47%	4.05%

Note 14:	Operating Lease Income

The Company has two operating leases where it acts as lessor to two different tenants for office space. One lease expires in November 2021 and has three additional renewal options for five years each. The other lease expires in July 2020. Rental income for these leases was approximately $92,000 and $91,800 for the years ended December 31, 2018 and December 31, 2017, respectively.

Future minimum lease receipts under the operating lease are:

December 31, 2018

One year or less	$92,352
Over one year to two years	92,352
Over two years to three years	79,902
Over three years to four years	67,452
Over four years to five years	67,452
Thereafter	67,452

Total minimum lease receipts	$466,962

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 15:	Disclosures About Fair Value of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2018 and December 31, 2017:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2018
Mortgage-backed securities of government sponsored entities	$630,361	$-	$630,361	$-
Mortgage servicing rights	1,252,740	-	-	1,252,740

December 31, 2017
Mortgage-backed securities of government sponsored entities	$910,222	$-	$910,222	$-
Mortgage servicing rights	909,821	-	-	909,821

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

December 31, 2018 and 2017

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying balance sheets using significant unobservable (Level 3) inputs:

	2018	2017

Fair value as of the beginning of the period	$909,821	$730,164
Recognition of mortgage servicing rights on the sale of loans	309,712	193,792
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	33,207	(14,135)

Fair value at the end of the period	$1,252,740	$909,821

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Nonrecurring Measurements

The following table presents the fair value measurement of assets measured at fair value on a nonrecurring basis and the level of hierarchy in which the fair value measurements fall at December 31, 2018 and 2017.

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2018

Collateral-dependent impaired loans	$744,381	$-	$-	$744,381

December 31, 2017

Collateral-dependent impaired loans	$153,112	$-	$-	$153,112

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2018 and 2017:

	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,252,740	Discounted cash flow	Discount rate PSA prepayment speeds	10% 113%-218%
Impaired loans (collateral dependent)	$744,381	Market comparable properties	Marketability discount	10%-15% (12%)

	Fair Value at December 31, 2017	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$909,821	Discounted cash flow	Discount rate PSA prepayment speeds	10% 130%-272%
Impaired loans (collateral dependent)	$153,112	Market comparable properties	Marketability discount	10%-15% (12%)

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

December 31, 2018 and 2017

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At December 31, 2018 and 2017, the fair value of commitments were not material.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

The following table presents estimated fair values of the Company’s financial instruments carried at cost at December 31, 2018 and 2017:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

December 31, 2018
Financial Assets:
Cash and cash equivalents	$11,089,189	$11,089,189	$-	$-
Loans held for sale	1,282,000	-	1,307,890	-
Loans, net of allowance for loan losses	170,365,031	-	-	174,545,610
Federal Home Loan Bank stock	2,583,100	-	2,583,100	-
Interest receivable	569,659	-	569,659	-
Federal Home Loan Bank lender risk account receivable	1,703,276	-	-	1,677,187

Financial Liabilities:
Deposits	142,391,756	61,842,846	80,152,017	-
Federal Home Loan Bank advances	28,580,438	-	28,460,471	-
Advances from borrowers for taxes and insurance	1,799,419	-	1,799,419	-
Interest payable	53,945	-	53,945	-

December 31, 2017
Financial Assets:
Cash and cash equivalents	$10,266,824	$10,266,824	$-	$-
Loans held for sale	2,221,084	-	2,278,225	-
Loans, net of allowance for loan losses	147,020,218	-	-	149,839,913
Federal Home Loan Bank stock	1,021,000	-	1,021,000	-
Interest receivable	448,727	-	448,727	-
Federal Home Loan Bank lender risk account receivable	1,708,593	-	-	1,762,223

Financial Liabilities:
Deposits	113,947,726	46,796,456	66,965,227	-
Federal Home Loan Bank advances	34,309,810	-	34,222,713	-
Advances from borrowers for taxes and insurance	1,480,777	-	1,480,777	-
Interest payable	38,626	-	38,626	-

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 16: Commitments and Credit Risk

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

The dollar amount of commitments to fund fixed rate loans at December 31, 2018 and 2017 follows:

	December 31,		December 31,
	2018		2017

		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$2,566,950	4.625% - 6.00%	$3,247,703	3.75% - 4.50%

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Loan commitments outstanding at December 31, 2018 and December 31, 2017 were composed of the following:

	2018	2017

Commitments to originate loans	$2,845,450	$6,360,251
Forward sale commitments	3,848,950	5,468,787
Lines of credit	16,119,038	12,637,670

Note 17: Earnings Per Share

Basic earnings per common share is computed based upon the weighted-average number of common shares outstanding during the period, less shares in the Company’s ESOP that are unallocated and not committed to be released. The computations are as follows for December 31, 2018 and 2017:

	2018	2017

Net Income	$2,301,322	$875,241
Less allocation of earnings to participating securities	27,184	10,846
Net income allocated to common shareholders	2,274,138	864,395

Shares outstanding for basic earnings per share:

Weighted Average shares outstanding:	1,741,985	1,725,989
Less: Average Unearned ESOP and unvested restricted stock:	50,551	55,043
	1,691,434	1,670,946

Basic earnings per common share:	$1.34	$0.52

Effect of dilutive securities:
Stock Options	3,825	-
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,695,259	1,670,946
Diluted earnings per share:	$1.34	$0.52

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 18: Equity Incentive Plan

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

There were 15,837 options granted under the 2017 Plan exercisable at December 31, 2018.

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

Total compensation cost recognized in the income statement for share-based payment arrangements during the twelve months ended December 31, 2018 was $103,152.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

As of December 31, 2018, there was approximately $353,400 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 5 years.

Note 19: Multiemployer Defined Benefit Plan

In connection with the acquisition of Kentucky Federal Savings and Loan Association, Cincinnati Federal is now part of a multiple-employer pension plan that is considered a multiemployer plan for accounting purposes. The Pentegra Defined Benefit Plan for Financial Institutions (Pentegra DB Plan) is a tax-qualified defined benefit plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan operates as a multiemployer plan for accounting purposes and as a multiple –employer plan under the Employee Retirement Income Security Act of 1974 and the IRC. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits of other participating employers. If Cincinnati Federal chooses to stop participating in this plan, it may be required to pay an amount based on the underfunded status of the plan, referred to as the withdrawal liability. Effective June 30, 2016, participation in the plan was frozen.

The funded status (market value divided by funding target) of the plan at June 30, 2018 and 2017 was 88.12% and 94%, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500, equal $367,119,418 and $153,185,807 for the plan years ended June 30, 2017 and June 30, 2016. Cincinnati Federal’s contribution to the Pentegra DB Plan for the fiscal year ending December 31, 2018 are not more than 5% of the total contributions to the Pentegra DB Plan for the plan year ended June 30, 2017.

Accounting Standards Update 2011-09 requires the use of the most recently available annual return (Form 5500) to determine if an employer’s contributions represent more than 5% of total contributions to the Pentegra DB Plan. The 2016 Form 5500 is the most recently available annual report. The Schedule SB contains the total contributions to the Pentegra DB Plan for the year ending June 30, 2017. Cincinnati Federal’s contributions to the plan were $145,930 and $8,895 for the years ending December 31, 2018 and 2017, respectively.

Plan	Employer Identification	Company Contributions		FIP/RP Status Pending/	Expiration of Collective
Name	Number	2018	2017	Implemented	Bargaining Agreement
Pentegra Defined Benefit Plan for Financial Institutions	13-5645888/333	$145,930	$8,895	No	None

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 20: Recent Accounting Pronouncements

Cincinnati Bancorp is an “emerging growth company,” as defined under the federal securities laws. As an “emerging growth company”, we have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to the financial statements of public companies that comply with such new or revised accounting standards.

FASB ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

ASU No. 2018-02 was issued in February 2018 and addresses a narrow-scope financial reporting issue that arose as a consequence of the passage of H.R. 1, originally known as the “Tax Cuts and Jobs Act.” GAAP requires adjustment of deferred tax assets and liabilities for the effect of a change in tax laws or rates with the effect to be included in income from continuing operations in the reporting period that includes the enactment date. This guidance is applicable even in situations in which the related income tax effects of items in accumulated other comprehensive income were originally recognized in other comprehensive income rather than in income from continuing operations. As a consequence, the tax effects of items within accumulated other comprehensive income, referred to as stranded tax effects in the update, do not reflect the appropriate tax rate. The amendments in ASU No. 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the Tax Cuts and Jobs Act. Because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. ASU No. 2018-02 is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted, including adoption in any interim period. Cincinnati Bancorp early adopted ASU No. 2018-02 January 1, 2018 and reclassified its stranded tax effects totaling approximately $40,061 (credit) into retained earnings.

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

December 31, 2018 and 2017

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues collecting and retaining historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Notes 1 and 4.

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

December 31, 2018 and 2017

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

For finance leases, a lessee shall recognize in the statement of income interest on the lease liability separately from the amortization of the right-of-use asset. Amortization of the right-to-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. The impact is not expected to have a material effect on the Company’s consolidated financial position or results of operations since the Company does not have a material amount of lease agreements.

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

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s consolidated financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. Adoption of the standard did not have a significant impact on its fair value and other disclosure requirements. For additional information on fair value of assets and liabilities, see Note 15.

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Public entities should apply the amendments in ASU 2014-09 to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, a public entity would be required to apply the new revenue standard beginning in the first interim period within the period of adoption). Nonpublic entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 31, 2018, and to interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company continues to assess the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on its accounting and disclosures. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. Management continues to evaluate those revenue streams that could be impacted by the amendments. The analysis includes identification of potential performance obligations and revenue principles. The adoption of ASU 2014-09 on January 1, 2019 did not have a material impact on the Company’s accounting and disclosures.

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Note 21: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to the financial position, results of operations and cash flows of the Company:

	Condensed Balance Sheet
	2018	2017
Assets

Cash and due from banks	$285,544	$784,883
Investment in bank subsidiary	23,040,821	18,594,877
Other assets	-	71,633

Total Assets	$23,326,365	$19,451,393

Liabilities

Other liabilities	184,942	-

Temporary Equity

ESOP shares subject to mandatory redemption	$180,563	$126,612

Stockholders' Equity	22,960,860	19,324,781

Total temporary equity and stockholders' equity	$23,326,365	$19,451,393

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Condensed Statement of Operations and Comprehensive Income

	2018	2017

Dividend Income	$-	$600,000
Gain on merger	2,192,340	-

Merger-related expenses	576,960	-
Other noninterest expenses	229,924	135,726

Total noninterest expense	$806,884	$135,726

Income before federal income tax benefits and equity in undistributed income of the subsidiary	1,385,456	464,274

Federal income tax benefits	50,980	47,508

Equity in undistributed income of subsidiary	864,886	363,459

Net Income	$2,301,322	$875,241

Comprehensive Income	$2,292,926	$872,524

Cincinnati Bancorp

Notes to the Consolidated Financial Statements

December 31, 2018 and 2017

Condensed Statement of Cash Flows

	2018	2017
Operating Activities

Net Income	$2,301,322	$875,241

Items not requiring (providing) cash

Equity in undistributed income of subsidiary	(864,886)	(363,459)
Gain on merger	(2,192,340)	-
Increase (decrease) in cash due to changes in:
Accrued expenses and other assets	256,565	(47,507)

Net cash provided by (used in) operating activities	(499,339)	464,275

Net change in cash and due from banks	(499,339)	464,275

Cash and due from banks at beginning of year	784,883	320,608

Cash and due from banks at end of year	$285,544	$784,883

