Form 10-Q
period 2019-03-31
Cincinnati Bancorp
filed 2019-05-14
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

YES ☐     NO ☒

Securities registered pursuant to Section 12(b) of the Act: None

As of May 13, 2019, 1,816,517 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 1,008,969 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp

Condensed Consolidated Balance Sheets

March 31, 2019 (Unaudited) and December 31, 2018

	March 31,	December 31,
	2019	2018
	(Unaudited)

Assets
Cash and due from banks	$2,276,498	$2,620,309
Interest-bearing demand deposits in banks	6,034,034	4,107,880
Federal funds sold	2,516,000	4,361,000

Cash and cash equivalents	10,826,532	11,089,189

Interest-bearing time deposits	200,000	200,000
Available-for-sale securities	565,471	630,361
Loans held for sale	3,918,132	1,282,000
Loans, net of allowance for loan losses of $1,405,072 and $1,405,072, respectively	175,433,755	170,365,031
Premises and equipment, net	3,421,779	3,407,185
Federal Home Loan Bank stock	2,583,100	2,583,100
Foreclosed assets held for sale	150,225	102,098
Interest receivable	582,347	569,659
Mortgage servicing rights	1,306,527	1,252,740
Federal Home Loan Bank lender risk account receivable	1,615,286	1,703,276
Bank-owned life insurance	4,020,155	3,997,242
Other assets	650,309	512,180

Total assets	$205,273,618	$197,694,061

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$29,426,085	$29,308,448
Savings	34,413,663	32,534,398
Certificates of Deposits	77,542,283	80,548,910
Total deposits	141,382,031	142,391,756

Federal Home Loan Bank advances	37,780,595	28,580,438
Advances from borrowers for taxes and insurance	1,268,442	1,799,419
Interest payable	70,166	53,945
Directors deferred compensation	590,846	571,186
Other liabilities	1,015,517	1,155,894

Total liabilities	182,107,597	174,552,638

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	193,869	180,563

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value 1,816,329 and 1,816,329 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	29,593	29,593
Additional paid-in-capital	7,474,341	7,458,745
Unearned ESOP Shares	(483,012)	(494,245)
Retained earnings - substantially restricted	16,211,108	16,219,209
Accumulated other comprehensive loss	(259,878)	(252,442)

Total stockholders' equity	22,972,152	22,960,860

Total liabilities, temporary equity, and stockholders' equity	$205,273,618	$197,694,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)

Interest and Dividend Income
Loans, including fees	$1,949,112	$1,557,947
Securities	3,730	3,584
Dividends on Federal Home Loan Bank stock and other	79,716	40,039
Total interest and dividend income	2,032,558	1,601,570

Interest Expense
Deposits	447,595	304,510
Federal Home Loan Bank advances	174,486	135,539
Total interest expense	622,081	440,049

Net Interest Income	1,410,477	1,161,521

Provision for Loan Losses	-	15,000

Net Interest Income After Provision for Loan Losses	1,410,477	1,146,521

Noninterest Income
Gain on sales of loans	177,951	339,760
Mortgage servicing fees	89,711	136,035
Other	185,359	197,582
Total noninterest income	453,021	673,377

Noninterest Expense
Salaries and employee benefits	989,831	817,889
Occupancy and equipment	156,869	131,865
Directors compensation	54,060	42,250
Data processing	175,028	150,458
Professional fees	73,765	91,430
Franchise tax	48,771	39,000
Deposit insurance premiums	14,799	12,577
Advertising	40,281	35,549
Software Licenses	28,831	22,205
Loan costs	79,596	95,937
Merger-related expenses	18,000	22,320
Other	211,683	132,102
Total noninterest expense	1,891,514	1,593,582

Income (Loss) Before Income Tax	(28,016)	226,316

Provision (Benefit) for Income Taxes	(19,915)	46,996

Net Income (Loss)	$(8,101)	$179,320

Earnings (Loss) per common share - basic	$-	$0.11
Earnings (Loss) per common share - diluted	$-	$0.11
Weighted-average shares outstanding - basic	1,746,682	1,672,069
Weighted-average shares outstanding - diluted	1,755,887	1,672,069

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Comprehensive Income (Loss)

Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)

Net Income (Loss)	$(8,101)	$179,320

Other Comprehensive Loss:
Net unrealized gains (losses) losses on available-for-sale securities	759	(1,909)
Tax (expense) benefit	(159)	401
Changes in directors' retirement plan prior service costs	(10,161)	(2,664)
Tax benefit	2,125	559
Other comprehensive loss	(7,436)	(3,613)

Comprehensive Income (Loss)	$(15,537)	$175,707

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended March 31, 2019 and 2018 (Unaudited)

					Accumulated
		Additional			Other	Total
	Common	Paid-in	Unearned ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity

Balance, January 1, 2018	$17,192	$6,172,924	$(539,176)	$13,877,826	$(203,985)	$19,324,781

Cumulative effect of adoption of ASU 2018-02	-	-	-	40,062	(40,061)	1

Issuance of common stock	-	-	-	-	-	-

ESOP shares subject to mandatory redemption	-	(11,233)	-	-	-	(11,233)

ESOP shares earned	-	856	11,233	-	-	12,089

Stock based compensation expense	-	25,788	-	-	-	25,788

Net income	-	-	-	179,320	-	179,320

Other comprehensive loss	-	-	-	-	(3,364)	(3,364)

For the Three Months ended March 31, 2018	$17,192	$6,188,335	$(527,943)	$14,097,208	$(247,410)	$19,527,382

For the Three Months Ended March 31, 2019

Balance, January 1, 2019	$29,593	$7,458,745	$(494,245)	$16,219,209	$(252,442)	$22,960,860

ESOP shares subject to mandatory redemption	-	(13,306)	-	-	-	(13,306)

ESOP shares earned	-	3,111	11,233	-	-	14,344

Stock based compensation expense	-	25,791	-	-	-	25,791

Net loss	-	-	-	(8,101)	-	(8,101)

Other comprehensive loss	-	-	-	-	(7,436)	(7,436)

For the Three Months ended March 31, 2019	$29,593	$7,474,341	$(483,012)	$16,211,108	$(259,878)	$22,972,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Three Months Ended March 31,
	2019	2018
	(Unaudited)

Operating Activities
Net income (loss)	$(8,101)	$179,320
Items not requiring (providing) cash:
Depreciation and amortization	47,226	33,898
Provision for loan losses	-	15,000
Amortization of premiums and discounts on securities, net	2,281	2,924
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	1,157	1,157
Change in deferred income taxes	5,941	(24,343)
Gain on sale of loans	(177,951)	(339,760)
Proceeds from the sale of loans held for sale	9,924,329	12,234,610
Origination of loans held for sale	(12,382,510)	(12,392,781)
Earnings on cash surrender value of bank-owned life insurance	(22,913)	(18,336)
Stock based compensation expense	25,791	25,788
ESOP shares earned	14,344	12,089
Changes in:
Interest receivable	(12,688)	92,858
Mortgage servicing rights	(53,787)	(127,401)
Federal Home Loan Bank lender risk account receivable	87,990	116,279
Other assets	(138,129)	(163,032)
Interest payable	16,221	9,891
Other liabilities	(134,852)	128,638
Net cash used in operating activities	(2,805,651)	(213,201)

Investing Activities
Proceeds from maturities of available-for-sale securities	63,367	82,134
Purchase of Federal Home Loan Bank stock	-	(18,700)
Net change in loans	(5,116,851)	(2,551,635)
Purchase of premises and equipment	(61,820)	(6,688)
Net cash used in investing activities	(5,115,304)	(2,494,889)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows (Continued)

Three Months Ended March 31, 2019 and 2018 (Unaudited)

	Three Months Ended March 31,
	2019	2018

Financing Activities
Net increase in deposits	(1,009,725)	3,948,525
Proceeds from Federal Home Loan Bank advances	24,342,000	32,127,000
Repayment of Federal Home Loan Bank advances	(15,143,000)	(31,578,000)
Net decrease in advances from borrowers for taxes and insurance	(530,977)	(311,822)
Net cash provided by financing activities	7,658,298	4,185,703

Increase (Decrease) in Cash and Cash Equivalents	(262,657)	1,477,613
Cash and Cash Equivalents, Beginning of Period	11,089,189	10,266,824
Cash and Cash Equivalents, End of Period	$10,826,532	$11,744,437

Supplemental Cash Flows Information
Interest paid	$605,860	$430,158
Real estate acquired in settlement of loans	48,125	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operations and Summary of Significant Account Policies

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

Revenue Recognition

On January 1, 2019, the Company adopted Accounting Standards Update (ASU) 2014-09 "Revenue from Contracts with Customers" (Accounting Standards Codification (ASC) 606) and all subsequent ASUs that modified ASC 606. ASC 606 provides that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Interest income, net securities gains (losses), gains from the sale of mortgage loans and bank-owned life insurance are not included within the scope of ASC 606. For the revenue streams in the scope of ASC 606, service charges on deposits and electronic banking fees, there are no significant judgments related to the amount and timing of revenue recognition. All of the Company’s revenue from contracts with customers is recognized within noninterest income.

Service charges on deposit accounts: The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services. Transaction-based fees, which include services such as stop payment charges, statement rendering and other fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer's request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer's account balance. Service charges are recorded in other noninterest income.

Interchange income: The Company earns interchange income from cardholder transactions conducted through the various payment networks. Interchange income from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. The gross amount of these fees is processed through noninterest income. Interchange fees are recorded in other noninterest income.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018 include the accounts of Cincinnati Bancorp and the Bank. All significant intercompany items have been eliminated.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Interim Financial Statements

The interim financial statements as of March 31, 2019, and for the three months ended March 31, 2019 and 2018 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2019, or any other period.

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

On the effective date of the merger, the Company issued from its authorized but unissued shares of common stock, 63,382 shares of common stock to CF Mutual Holding Company. The number of shares issued was in consideration of Kentucky Federal’s appraised value. At closing, Kentucky Federal Director, Philip Wehrman, was added to the Boards of Director of CF Mutual Holding Company, Cincinnati Bancorp and Cincinnati Federal.

The merger with Kentucky Federal was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration paid were recorded at their estimated fair values as of the merger date. The following table summarizes the fair value recorded as of October 12, 2018:

	Amount Recorded	Fair Value Adjustments	Fair Value Recorded

Consideration Paid:

Fair value of total consideration transferred (common shares issued)	$1,240,001	$-	$1,240,001

Identifiable Assets Acquired:

Cash and cash equivalents	2,224,645	-	2,224,645
Interest-bearing time deposits	3,580,000	-	3,580,000
Investment securities	5,280,000	(280,107)	4,999,893
Federal Home Loan Bank Stock	1,543,300	-	1,543,300
Net loans receivable	16,159,521	164,074	16,323,595
Premises & Equipment, net	194,202	772,700	966,902
Core deposit and other intangibles	-	221,193	221,193
Other real estate owned	132,590	(33,000)	99,590
Other assets	895,044	(35,718)	859,326

Total identifiable assets acquired	30,009,302	809,142	30,818,444

Liabilities Assumed:

Deposits	26,475,279	3,739	26,479,018
Federal Home Loan Bank advances	343,242	-	343,242
Deferred taxes	41,947	176,636	218,583
Other Liabilities	345,260	-	345,260

Total liabilities assumed	27,205,728	180,375	27,386,103

Total identified net assets acquired	2,803,574	628,767	3,432,341

Gain on merger	$1,563,573	$628,767	$2,192,340

As permitted by ASC No. 805-10-25, Business Combinations, the above estimates may be adjusted up to one year after closing date of the acquisition to reflect any new information obtained about facts and circumstances existing at the acquisition date. Any changes in the estimated fair values will be recognized in the period the adjustment is identified.

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of October 12, 2018 based on management’s best estimate using the information available at acquisition date. The application of purchase accounting resulted in a bargain purchase gain of approximately $2.2 million. The primary reason for the gain on merger gain is the mutual ownership structure of Kentucky Federal. The number of institutions that could merge with Kentucky Federal was limited and the mutual holding company structure of Cincinnati Bancorp allowed the merger to occur.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The core deposit intangible asset recognized of $221,193 is being amortized over its estimated life of approximately 10 years using the straight-line method and is included in other assets in the condensed consolidated balance sheets.

Direct acquisition and integration costs were expensed as incurred and totaled approximately $18,000 for the quarter ended March 31, 2019 and $577,000 for the year ended December 31, 2018. These items were recorded as merger-related expenses on the consolidated statements of income.

NOTE 3:	Securities

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Unaudited)
Available-for-Sale Securities:

March 31, 2019:
Mortgage-backed securities of government sponsored entities	$563,798	$3,856	$(2,183)	$565,471

December 31, 2018:
Mortgage-backed securities of government sponsored entities	$629,447	$3,806	$(2,892)	$630,361

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company had no sales of investment securities during the three month periods ended March 31, 2019 and 2018. The Company had not pledged any of its investment securities as of March 31, 2019 or December 31, 2018.

The amortized cost and fair value of available-for-sale securities at March 31, 2019 and December 31, 2018, by contractual maturity, if applicable, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties, as is the case with mortgage-backed securities included in the following table:

	March 31, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Mortgage-backed securities of government sponsored entities	$563,798	$565,471	$629,447	$630,361

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at March 31, 2019 and December 31, 2018 was $448,860 and $512,303, respectively, which was approximately 79% and 81%, respectively, of the Company’s investment portfolio at those respective dates.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporary impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at March 31, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

March 31, 2019:
Mortgage-backed securities of government sponsored entities	$-	$-	$448,860	$(2,183)	$448,860	$(2,183)

December 31, 2018:
Mortgage-backed securities of government sponsored entities	$-	$-	$512,303	$(2,892)	$512,303	$(2,892)

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:	Loans and Allowance for Loan Losses

Categories of loans at March 31, 2019 and December 31, 2018 include:

	March 31,	December 31,
	2019	2018
	(Unaudited)

One to four family mortgage loans -owner occupied	$94,786,003	$93,659,520
One to four family - investment	15,301,846	14,242,563
Multi-family mortgage loans	29,348,160	27,140,014
Nonresidential mortgage loans	18,725,035	18,930,426
Construction and land loans	8,221,642	7,293,737
Real estate secured lines of credit	11,068,202	11,373,975
Commercial loans	395,317	415,730
Other consumer loans	832,298	796,051
Total loans	178,678,503	173,852,016

Less:
Net deferred loan costs	(498,190)	(491,331)
Undisbursed portion of loans	2,337,866	2,573,244
Allowance for loan losses	1,405,072	1,405,072

Net loans	$175,433,755	$170,365,031

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three months ended March 31, 2019 and 2018 and the year ended December 31, 2018:

	Three Months Ended March 31, 2019 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	-	-	-	-	-	-	-	-	-
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072

Ending balance: Individually evaluated for impairment	$-	$33,683	$9,055	$-	$-	$-	$-	$-	$42,738

Ending balance: Collectively evaluated for impairment	$456,630	$89,334	$215,329	$182,338	$100,187	$296,873	$9,001	$12,642	$1,362,334
Loans:
Ending balance	$94,786,003	$15,301,846	$29,348,160	$18,725,035	$8,221,642	$11,068,202	$395,317	$832,298	$178,678,503

Ending balance: Individually evaluated for impairment	$915,699	$690,856	$619,321	$147,414	$-	$47,160	$-	$-	$2,420,450

Ending balance: Collectively evaluated for impairment	$93,870,304	$14,610,990	$28,728,839	$18,577,621	$8,221,642	$11,021,042	$395,317	$832,298	$176,258,053

	Three Months Ended March 31, 2018 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072
Provision (credit) charged to expense	50,697	(57,722)	29,569	11,196	(16,220)	(4,505)	1,915	70	15,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$389,394	$113,952	$270,465	$208,007	$66,449	$308,133	$8,849	$9,823	$1,375,072

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Year Ended December 31, 2018
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072
Provision (credit) charged to expense	117,933	(48,657)	(16,512)	(14,473)	17,518	(15,765)	2,067	2,889	45,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072

Ending balance: Individually evaluated for impairment	$-	$33,683	$9,055	$-	$-	$-	$-	$-	$42,738

Ending balance: Collectively evaluated for impairment	$456,630	$89,334	$215,329	$182,338	$100,187	$296,873	$9,001	$12,642	$1,362,334
Loans:
Ending balance	$93,659,520	$14,242,563	$27,140,014	$18,930,426	$7,293,737	$11,373,975	$415,730	$796,051	$173,852,016

Ending balance: Individually evaluated for impairment	$966,592	$699,630	$621,757	$151,096	$-	$48,467	$-	$-	$2,487,542

Ending balance: Collectively evaluated for impairment	$92,692,928	$13,542,933	$26,518,257	$18,779,330	$7,293,737	$11,325,508	$415,730	$796,051	$171,364,474

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of March 31, 2019 and December 31, 2018:

	March 31, 2019

	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$93,853,958	$14,623,131	$28,719,784	$18,041,982	$8,221,642	$10,880,664	$395,317	$832,082	$175,568,560
Special mention	-	550,831	137,901	615,224	-	25,000	-	-	1,328,956
Substandard	932,045	127,884	490,475	67,829	-	162,538	-	216	1,780,987
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$94,786,003	$15,301,846	$29,348,160	$18,725,035	$8,221,642	$11,068,202	$395,317	$832,298	$178,678,503

	December 31, 2018

	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$92,776,661	$13,010,425	$26,509,203	$18,234,663	$7,293,737	$11,225,481	$415,730	$795,523	$170,261,423
Special mention	-	1,101,684	138,723	627,934	-	26,000	-	-	1,894,341
Substandard	882,859	130,454	492,088	67,829	-	122,494	-	528	1,696,252
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$93,659,520	$14,242,563	$27,140,014	$18,930,426	$7,293,737	$11,373,975	$415,730	$796,051	$173,852,016

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three months ended March 31, 2019.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of March 31, 2019 and December 31, 2018:

	March 31, 2019 (Unaudited)

	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$135,718	$-	$624,834	$760,552	$94,025,451	$94,786,003	$-
One to Four Family - Investment	-	-	-	-	15,301,846	15,301,846	-
Multi-family mortgage loans	-	-	-	-	29,348,160	29,348,160	-
Nonresidential mortgage loans	-	-	67,829	67,829	18,657,206	18,725,035	-
Construction & land loans	-	-	-	-	8,221,642	8,221,642	-
Real estate secured lines of credit	12,689	-	-	12,689	11,055,513	11,068,202	-
Commercial Loans	-	-	-	-	395,317	395,317	-
Other consumer loans	-	-	216	216	832,082	832,298	-

Total	$148,407	$-	$692,879	$841,286	$177,837,217	$178,678,503	$-

	December 31, 2018

	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days & Accruing

One to Four-family mortgage loans	$158,932	$86,900	$676,024	$921,856	$92,737,664	$93,659,520	$-
One to Four Family - Investment	-	-	-	-	14,242,563	14,242,563	-
Multi-family mortgage loans	-	-	-	-	27,140,014	27,140,014	-
Nonresidential mortgage loans	-	-	67,829	67,829	18,862,597	18,930,426	-
Construction & land loans	-	-	-	-	7,293,737	7,293,737	-
Real estate secured lines of credit	9,634	-	-	9,634	11,364,341	11,373,975	-
Commercial Loans	-	-	-	-	415,730	415,730	-
Other consumer loans	-	-	528	528	795,523	796,051	-

Total	$168,566	$86,900	$744,381	$999,847	$172,852,169	$173,852,016	$-

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

The following tables present impaired loans at March 31, 2019, March 31, 2018 and December 31, 2018:

	March 31, 2019 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$915,699	$915,699	$-	$917,488	$8,043
One to Four family - Investment	311,555	311,555	-	313,561	4,713
Multi-family mortgage loans	513,276	513,276	-	513,940	7,027
Nonresidential mortgage loans	147,414	147,414	-	149,226	1,233
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	47,160	47,160	-	48,036	709
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	379,301	412,985	33,683	415,757	5,497
Multi-family mortgage loans	106,045	115,100	9,055	115,632	1,878
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,420,450	$2,463,189	$42,738	$2,473,640	$29,100

	March 31, 2018 (Unaudited)
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$743,610	$743,610	$-	$745,200	$7,014
One to Four family - Investment	559,994	559,994	-	562,777	7,300
Multi-family mortgage loans	521,303	521,303	-	522,145	7,337
Nonresidential mortgage loans	175,840	175,840	-	177,684	2,963
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	38,619	38,619	-	39,232	497
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	489,882	532,278	42,396	534,887	5,737
Multi-family mortgage loans	109,183	118,238	9,055	118,539	1,718
Nonresidential mortgage loans	-	-	-	-	-
Construction & Land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial Loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,638,431	$2,689,882	$51,451	$2,700,464	$32,566

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$966,592	$966,592	$-	$975,511	$33,914
One to Four family - Investment	315,393	315,393	-	322,564	39,833
Multi-family mortgage loans	514,993	514,993	-	519,339	47,559
Nonresidential mortgage loans	151,096	151,096	-	165,871	5,996
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	48,467	48,467	-	50,820	3,114
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	384,237	417,920	33,683	427,874	22,775
Multi-family mortgage loans	106,764	115,819	9,055	117,578	8,499
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,487,542	$2,530,280	$42,738	$2,579,557	$161,690

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis. The following table presents the nonaccrual loans at March 31, 2019 and December 31, 2018. This table excludes performing TDRs.

	March 31,	December 31,
	2019	2018

One- to four-family mortgage loans	$624,834	$676,024
One to four family - Investment	-	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	67,829	67,829
Construction and land loans	-	-
Real estate secured lines of credit	-	-
Commercial Loans	-	-
Other consumer loans	216	528

Total	$692,879	$744,381

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

At March 31, 2018, the Company had no loans that were modified in TDRs and impaired.

At December 31, 2018, the Company had no loans that were modified in TDRs and impaired and there were no troubled debt restructurings during the year.

There were two newly classified TDRs during the three months ended March 31, 2019. The following tables present the new classified TDRs at March 31, 2019:

March 31, 2019
	Number of Loans	Pre- Modification Recorded Balance	Post-Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	2	$114,018	$143,548
Residential 1-4 family - Investment	-	-	-
Multifamily	-	-	-
Nonresidential mortgage loans	-	-	-
Construction & land loans	-	-	-
Real estate secured lines of credit	-	-	-
Commercial Loans	-	-	-
Consumer loans	-	-	-

	2	$114,018	$143,548

March 31, 2019
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$-	$-	$102,620	$102,620
Residential 1-4 family - Investment	-	-	-	-
Multifamily	-	-	-	-
Nonresidential mortgage loans	-	-	-	-
Construction & land loans	-	-	-	-
Real estate secured lines of credit	40,928	-	-	40,928
Commercial Loans	-	-	-	-
Consumer loans	-	-	-	-

	$40,928	$-	$102,620	$143,548

There were no TDRs modified during the three months ended March 31, 2019 that subsequently defaulted. As of March 31, 2019, borrowers with loans designated as TDRs totaling $877,000 of residential real estate loans and $638,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of March 31, 2019, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

There were four foreclosed real estate properties at March 31, 2019 totaling $150,225 net of valuation allowances. There were three foreclosed real estate properties at December 31, 2018 totaling $102,100, net of valuation allowances. There were three consumer mortgage loans in process of foreclosure at March 31, 2019 with a total net loan balance of $307,000.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5:	Earnings Per Common Share

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

	Three Months Ended March 31,
	2019	2018

Net Income (Loss)	$(8,101)	$179,320
Less allocation of earnings to participating securities	-	2,845
Net income (loss) allocated to common shareholders	$(8,101)	176,475

Shares outstanding for basic earnings per share:

Weighted Average shares outstanding:	1,796,110	1,725,989
Less: Average Unearned ESOP and unvested restricted stock:	49,428	53,920
	1,746,682	1,672,069

Basic earnings (loss) per common share:	$-	$0.11

Effect of dilutive securities:
Stock Options	9,205	-
Weighted average number of shares outstanding used in the calculation of basic earnings per common share	1,755,887	1,672,069
Diluted earnings (loss) per share:	$-	$0.11

The Company had no dilutive or potentially dilutive securities outstanding at March 31, 2018.

NOTE 6:	Regulatory Matters

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of March 31, 2019 and December 31, 2018, the Company met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 2.50% at March 31, 2019 and 1.875% at December 31, 2018.

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

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of March 31, 2019 (Unaudited)

Total risk-based capital
(to risk-weighted assets)	$23,812	16.4%	$11,638	8.0%	$14,548	10.0%

Tier I capital
(to risk-weighted assets)	22,407	15.4%	8,729	6.0%	11,638	8.0%

Common Equity Tier I capital
(to risk-weighted assets)	22,407	15.4%	6,547	4.5%	9,456	6.5%

Tier I capital
(to adjusted total assets)	22,407	11.3%	7,950	4.0%	9,937	5.0%

As of December 31, 2018

Total risk-based capital
(to risk-weighted assets)	$24,480	17.5%	$11,176	8.0%	$13,970	10.0%

Tier I capital
(to risk-weighted assets)	23,075	16.5%	8,382	6.0%	11,176	8.0%

Common Equity Tier I capital
(to risk-weighted assets)	23,075	16.5%	6,287	4.5%	9,081	6.5%

Tier I capital
(to adjusted total assets)	23,075	11.5%	8,014	4.0%	10,017	5.0%

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)

March 31, 2019
Mortgage-backed securities of government sponsored entities	$565,471	$-	$565,471	$-
Mortgage servicing rights	1,306,527	-	-	1,306,527

December 31, 2018
Mortgage-backed securities of government sponsored entities	$630,361	$-	$630,361	$-
Mortgage servicing rights	1,252,740	-	-	1,252,740

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months Ended March 31,
	2019	2018
	(Unaudited)

Fair value as of the beginning of the period	$1,252,740	$909,821
Recognition of mortgage servicing rights on the sale of loans	19,154	48,927
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	34,633	78,474

Fair value at the end of the period	$1,306,527	$1,037,222

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Nonrecurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a nonrecurring basis and the level within the fair value hierarchy in which the fair value measurements fell at March 31, 2019 and December 31, 2018.

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2019 (Unaudited)

Collateral-dependent impaired loans	$692,879	$-	$-	$692,879

December 31, 2018

Collateral-dependent impaired loans	$744,381	$-	$-	$744,381

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2019 and December 31, 2018:

	Fair Value at March 31, 2019	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,306,527	Discounted cash flow	Discount rate PSA prepayment speeds	10% 107%-228%

Impaired loans (collateral dependent)	$692,879	Market comparable properties	Marketability discount	10%-15% (12%)

	Fair Value at December 31, 2018	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
Mortgage servicing rights	$1,252,740	Discounted cash flow	Discount rate PSA prepayment speeds	10% 113%-218%

Impaired loans (collateral dependent)	$744,381	Market comparable properties	Marketability discount	10%-15% (12%)

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Loans

The estimated fair value of loans as of March 31, 2019 follows the guidance in ASU 2016-01, which prescribes an “exit price” in estimating and disclosing the fair value of financial instruments. The fair value calculation at that date discounted estimated cash flows using rates that incorporated discounts for credit, liquidity and marketability factors. The fair value at December 31, 2018 used an “entry price.” The fair value calculation for that date discounted estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities. As a result, the fair value disclosures for March 31, 2019 and December 31, 2018 are not directly comparable.

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At March 31, 2019 and December 31, 2018, the fair value of commitments was not material.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at March 31, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

March 31, 2019
Financial Assets:
Cash and cash equivalents	$10,826,532	$10,826,532	$-	$-
Loans held for sale	3,918,132	-	4,006,332	-
Loans, net of allowance for loan losses	175,433,755	-	-	174,784,650
Federal Home Loan Bank stock	2,583,100	-	2,583,100	-
Interest receivable	582,347	-	582,347	-
Federal Home Loan Bank lender risk account receivable	1,615,286	-	-	1,580,143

Financial Liabilities:
Deposits	141,382,031	63,839,748	77,885,018	-
Federal Home Loan Bank advances	37,780,595	-	37,849,968	-
Advances from borrowers for taxes and insurance	1,268,442	-	1,268,442	-
Interest payable	70,166	-	70,166	-

December 31, 2018
Financial Assets:
Cash and cash equivalents	$11,089,189	$11,089,189	$-	$-
Loans held for sale	1,282,000	-	1,307,890	-
Loans, net of allowance for loan losses	170,365,031	-	-	174,545,610
Federal Home Loan Bank stock	2,583,100	-	2,583,100	-
Interest receivable	569,659	-	569,659	-
Federal Home Loan Bank lender risk account receivable	1,703,276	-	-	1,677,187

Financial Liabilities:
Deposits	142,391,756	61,842,846	80,152,017	-
Federal Home Loan Bank advances	28,580,438	-	28,460,471	-
Advances from borrowers for taxes and insurance	1,799,419	-	1,799,419	-
Interest payable	53,945	-	53,945	-

NOTE 8:	Commitments and Credit Risk

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

The dollar amount of commitments to fund fixed rate loans at March 31, 2019 and December 31, 2018 follows:

	March 31,		December 31,
	2019		2018
	(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$8,177,925	3.375% - 5.875%	$2,566,950	4.625% - 6.00%

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

Loan commitments outstanding at March 31, 2019 and December 31, 2018 were composed of the following:

	March 31,	December 31,
	2019	2018
	(Unaudited)

Commitments to originate loans	$9,936,180	$2,845,450
Forward sale commitments	12,096,057	3,848,950
Lines of credit	14,510,189	16,119,038

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9:	Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
	(Unaudited)

Net unrealized gain on available for sale securities	$1,321	$721

Directors' Retirement Plan	(331,078)	(320,917)

Tax benefit	69,879	67,754

Net of tax amount	$(259,878)	$(252,442)

NOTE 10:	Equity Incentive Plan

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

There were 15,837 options granted under the 2017 Plan exercisable at March 31, 2019.

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

Total compensation cost recognized in the income statement for share-based payment arrangements during the three months ended March 31, 2019 and 2018 was $25,791 and $25,788, respectively.

As of March 31, 2019, there was approximately $335,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 5 years.

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

In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) debt securities. For AFS debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. The ASU also simplifies the accounting model for purchased credit-impaired debt securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (SEC) filers, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues collecting and retaining historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Note 4.

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The Company is currently evaluating the impact of these amendments, but does not expect them to have a material effect on the Company’s consolidated financial position or results of operations since it does not have any equity securities or a valuation allowance. However, the amendments will have an impact on certain items that are disclosed at fair value that are not currently utilizing the exit price notion when measuring fair value. Adoption of the standard did not have a significant impact on its fair value and other disclosure requirements. For additional information on fair value of assets and liabilities, see Note 7.

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Public entities should apply the amendments in ASU 2014-09 to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, a public entity would be required to apply the new revenue standard beginning in the first interim period within the period of adoption). Nonpublic entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 31, 2018, and to interim reporting periods within annual reporting periods beginning after December 15, 2019. The Company continues to assess the guidance from the FASB and the Transition Resource Group for Revenue Recognition in determining the impact of ASU 2014-09 on its accounting and disclosures. The amendments could potentially impact the accounting procedures and processes over the recognition of certain revenue sources, including, but not limited to, non-interest income. Management continues to evaluate those revenue streams that could be impacted by the amendments. The analysis includes identification of potential performance obligations and revenue principles. The adoption of ASU 2014-09 on January 1, 2019 did not have a material impact on the Company’s accounting and disclosures. For additional information, see Note 1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited financial statements and notes thereto at and for the year ended December 31, 2018, appearing in Cincinnati Bancorp’s Form 10-K for the year ended December 31, 2018.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	our ability to integrate acquisitions may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

•	we may incur increased charge-offs in the future;

•	we may face competitive loss of customers;

•	adverse changes in the financial industry, securities, credit and national local real estate markets (including real estate values), or in the secondary mortgage markets;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	competition among depository and other financial institutions;

•	our ability to successfully implement our business plan and to grow our franchise to improve profitability;

•	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, business combinations; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Cincinnati Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of Financial Condition at March 31, 2019 and December 31, 2018

Total Assets. Total assets were $205.3 million at March 31, 2019, an increase of $7.6 million, or 3.8%, from the $197.7 million at December 31, 2018. The increase resulted primarily from an increase in loans, net of allowances, of $5.1 million, and an increase of $2.6 million in loans held for sale.

Cash and Cash Equivalents. Cash and cash equivalents decreased $263,000 or 2.4%, to $10.8 million at March 31, 2019 from $11.1 million at December 31, 2018. The decrease was primarily the result of increased loan growth.

Net Loans. Net loans increased $5.1 million, or 3.0%, to $175.4 million at March 31, 2019 from $170.4 million at December 31, 2018. During the three months ended March 31, 2019, we originated $13.3 million of loans for portfolio, $5.2 million of which were one-to-four family residential real estate loans, $5.0 million were multifamily loans, $52,000 were nonresidential loans, $1.4 million were home equity lines of credit, and $1.7 million were construction and land loans. During the three months ended March 31, 2019, we sold $8.9 million of one-to- four family residential loans, on both a servicing–retained and servicing–released basis, and $1.0 million in multifamily loans. Subject to market conditions, management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income.

Our one-to-four owner-occupied loan portfolio increased $1.1 million or 1.2%. The nonresidential portfolio decreased $205,000 or 1.1% during the three months ended March 31, 2019. The one-to-four family investment loan portfolio increased $1.1 million, or 7.4%. The home equity lines of credit portfolio decreased $306,000 or 2.7% to $11.1 million at March 31, 2019. Construction and land loans increased $928,000 or 12.7% and the multifamily portfolio increased $2.2 million, or 8.1%. We currently sell certain fixed-rate, 15- and 30-year term one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers.

Loans Held for Sale. Loans held for sale increased $2.6 million, or 205.6%, to $3.9 million at March 31, 2019 from $1.3 million at December 31, 2018 as a result of increased origination of loans to be sold.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $65,000, or 10.3%, to $565,000 at March 31, 2019 from $630,000 at December 31, 2018. There were no securities purchases during the three months ended March 31, 2019. There were $63,000 in maturities, with the remaining difference was due to the change in market values within the portfolio during the three months ended March 31, 2019.

Deposits. Deposits decreased $1.0 million, or 0.7%, to $141.4 million at March 31, 2019 from $142.4 million at December 31, 2018. Core deposits, defined as demand, NOW and savings accounts, increased $2.0 million, or 3.2%, to $63.8 million at March 31, 2019 from $61.8 million at December 31, 2018. The increase was primarily the result of marketing efforts directed at increasing retail deposit accounts. Time deposits decreased $3.0 million, or 3.7%, to $77.5 million at March 31, 2019 from $80.5 million at December 31, 2018. Certificates originated through the National CD Rateline service decreased $3.1 million to $10.0 million at March 31, 2019, and are included in the decrease in time deposits noted above. During the three months ended March 31, 2019, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank Advances increased $9.2 million, or 32.2%, to $37.8 million at March 31, 2019. The additional advances were used to fund loan originations.

Stockholders’ Equity. Stockholders’ equity increased $11,000, or 0.05%, to $23.0 million at March 31, 2019. The increase was primarily due to increases in additional paid in capital from equity incentive plans, partially offset by a net loss for the period of $8,100.

Comparison of Operating Results for the Three Months Ended March 31, 2019 and March 31, 2018

General. The Company recorded a net loss of $8,100 the quarter ended March 31, 2019, compared to net income of $179,000 for the quarter ended March 31, 2018, a decrease of $188,000, or 104.5%. The decrease was primarily due to a $220,000 decrease in noninterest income and a $292,000 increase in noninterest expense, partially offset by a $243,000 increase in net interest income before the provision for loan losses.

Interest Income. Interest income increased $431,000, or 26.9%, to $2.0 million for the quarter ended March 31, 2019 compared to the comparable quarter in 2018. Interest income on loans increased $391,000, or 25.1%, to $1.9 million as of March 31, 2019. The average balance of loans during the three months ended March 31, 2019 increased $22.3 million to $172.9 million, compared to $150.6 million for the three months ended March 31, 2018. The increase in average loans outstanding was primarily due to the acquisition of Kentucky Federal Savings and Loan Association (“Kentucky Federal”). The average yield on loans increased 37 basis points to 4.51% for the three months ended March 31, 2019 from 4.14% for the three months ended March 31, 2018 primarily due to the increase in mortgage rates. Interest income on securities available-for-sale was unchanged at $4,000. Interest income on other investments increased $40,000 for the three months ended March 31, 2019 due to an increase in the outstanding balance of FHLB Cincinnati stock from the acquisition of Kentucky Federal. The yield on other interest-earning assets increased 155 basis points due to an increase in the dividend rate on FHLB Cincinnati stock and an increase in short term interest rates.

Interest Expense. Total interest expense increased $182,000, or 41.4%, to $622,000 for the quarter ended March 31, 2019 from $440,000 for the quarter ended March 31, 2018. Interest expense on deposit accounts increased $143,000, or 47.0%, to $448,000 for the quarter ended March 31, 2019 from $305,000 for the quarter ended March 31, 2018. The increase in deposit expense between comparable quarters in 2019 from 2018 was primarily due to $25.2 million increase in average interest-bearing deposit accounts, and a 21 basis point increase in average cost primarily due to the increase in deposit rates in the local market. The increase in average interest-bearing deposit accounts was primarily due to the acquisition of Kentucky Federal.

Interest expense on interest-bearing demand accounts was unchanged for the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018. The average balances in demand interest bearing accounts increased $3.8 million during the three months ended March 31, 2019 compared to March 31, 2018. The average cost of interest-bearing demand accounts decreased 59 basis points. The decrease in costs is primarily attributable to the addition of lower cost NOW accounts from the merger with Kentucky Federal. Interest expense on certificates of deposit increased $111,000 as a result of a $10.0 million, or 14.6%, increase in the average balance of these certificates. The average cost of certificates increased 37 basis points to 1.92% primarily due to the increase in certificate of deposit rates in the local market. Savings interest expense increased $32,000 during the quarter ended March 31, 2019 compared to the quarter ended March 31, 2018 due to the offering of a higher yielding savings account to attract retail deposits.

Interest expense on FHLB advances increased $38,000, or 27.9%, to $174,000 for the quarter ended March 31, 2019 from $135,000 for the quarter ended March 31, 2018. The average balance of advances decreased $1.4 million, or 4.1%, for the quarter ended March 31, 2019. The average cost of FHLB borrowings increased 55 basis points. The increase in the cost of advances resulted from increases in short term interest rates.

Net Interest Income. Net interest income before the provision for loan losses increased $243,000, or 21.0%, to $1.4 million for the quarter ended March 31, 2019. Average interest-earning assets increased $22.2 million primarily due to a $22.3 million increase in average outstanding loans for the quarter ended March 31, 2019. Interest on other interest earning assets increased $40,000 primarily due to an increase in average yields of 155 basis points due to the increase in the dividend rate on FHLB stock and increase in interest rates on balances held at other depository banks and fed funds sold. Average interest-bearing liabilities increased $23.8 million from the same quarter in 2018 due to the funding needed for the increase in lending. The interest rate spread increased 18 basis points to 2.84% for the quarter ended March 31, 2019 compared to 2.66% at quarter ended March 31, 2018. The net interest margin increased 18 basis points to 3.06% for the quarter ended March 31, 2019 compared to 2.88% for the quarter ended March 31, 2018.

Provision for Loan Losses. The provision for loan losses expense decreased $15,000 for the quarter ended March 31, 2019. The quarter ended March 31, 2019 had no loan loss provision.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at March 31, 2019. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income decreased $220,000, or 32.7%, to $453,000 for the quarter ended March 31, 2019 from $673,000 for the comparable quarter in 2018. The gain on sale of loans decreased $162,000, or 47.6%, to $178,000 for the quarter ended March 31, 2019 from $340,000 for the comparable quarter in 2018. The fair value of mortgage servicing rights and mortgage servicing fees decreased $46,000 for the quarter ended March 31, 2019. The fair value of mortgage servicing rights increased at a slower pace for the quarter ended March 31, 2019 compared to the comparable quarter in 2018 primarily due to a smaller increase in the value of mortgage servicing rights for the comparable quarters.

Non-Interest Expense. Non-interest expense increased $292,000, or 18.4%, to $1.9 million for the quarter ended March 31, 2019 compared to the comparable quarter in 2018. The increase in noninterest expense was primarily attributable to the acquisition of Kentucky Federal. Salary and employee benefits increased $172,000, or 21.0%, to $990,000 for the quarter ended March 31, 2019 from $818,000 for the comparable quarter in 2018 due to increased personnel expense, increased healthcare costs, and increased payroll expense. Data processing expense increased $25,000, or 16.3%, to $175,000 during the quarter ended March 31, 2019 from $150,000 for the quarter ended March 31, 2018 due to the additional data processing fees for accounts acquired in the acquisition of Kentucky Federal. Professional fees decreased $18,000, or 19.3% for the quarter ended March 31, 2019 due to reduced strategic planning and legal costs. Advertising expense increased $5,000, or 13.3%. Loan costs decreased $16,000, or 17.0% on lower loan volume compared to the comparable quarter in 2018.

Federal Income Taxes. Federal income taxes decreased $67,000 from the first quarter of 2019 primarily due to a $254,000 decrease in pre-tax income.

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

	For the Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$172,910	$1,949	4.51%	$150,606	$1,558	4.14%
Securities	591	4	2.71	864	4	1.85
Other (1)	10,066	80	3.18	9,834	40	1.63
Total interest-earning assets	183,567	2,033	4.43	161,304	1,602	3.97
Non-interest-earning assets	16,283			11,533
Total assets	$199,850			$172,837

Interest-bearing liabilities:
Savings	$35,233	$38	0.43	$23,884	$6	0.10
Interest-bearing demand	11,193	32	1.14	7,416	32	1.73
Certificates of deposit	78,751	378	1.92	68,724	267	1.55
Total deposits	125,177	448	1.43	100,024	305	1.22
Borrowings	32,993	175	2.11	34,385	135	1.57
Total interest-bearing liabilities	158,170	623	1.57	134,409	440	1.31
Non-interest-bearing Demand	15,811			16,980
Other non-interest-bearing liabilities	3,183			2,726
Total non- interest-bearing liabilities	18,994			19,706
Total equity	22,686			18,722
Total liabilities and total equity	$199,850			$172,837
Net interest income		$1,410			$1,162
Net interest rate spread (2)			2.86%			2.66%
Net interest-earning assets (3)	$25,397			$26,895
Net interest margin (4)			3.07%			2.88%
Average interest-earning assets to interest-bearing liabilities			116.06%			120.01%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At March 31, 2019, the Bank had $37.8 million outstanding in advances from the FHLB. At March 31, 2019, the Bank had collateral based capacity to borrow $53.1 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $2.8 million and $213,000 for the three months ended March 31, 2019, and March 31, 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $5.1 million for the three months ended March 31, 2019. Net cash used in investing activities was $2.5 million for three months ended March 31, 2018. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $7.7 million for the three months ended March 31, 2019. Net cash provided by financing activities was $4.2 million for the three months ended March 31, 2018.

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

Cincinnati Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At March 31, 2019, Cincinnati Bancorp (on an unconsolidated, stand-alone basis) had liquid assets of $659,000.

At March 31, 2019, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $22.4 million, or 11.3% of adjusted total assets, which is above the well-capitalized required level of $9.9 million, or 5.0%; total risk-based capital of $23.8 million, or 16.4% of risk-weighted assets, which is above the well-capitalized required level of $14.5 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $22.4 million, or 15.4%, of risk weighted assets, which is above the well-capitalized required level of $9.5 million, or 6.5%. At December 31, 2018, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $23.1 million, or 11.5% of adjusted total assets, which is above the well-capitalized required level of $10.0 million, or 5.0%; and total risk-based capital of $24.5 million, or 17.5% of risk-weighted assets, which is above the well-capitalized required level of $14.0 million, or 10.0% of risk-weighted assets. Accordingly, Cincinnati Federal was categorized as well capitalized at March 31, 2019, and December 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2019. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2019, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Amended and Restated Bylaws (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1, as initially filed on March 11, 2015, as subsequently amended.

(2) Incorporated by reference to the Exhibit 3.2 to the Current Report on Form 8-K, filed October 18, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CINCINNATI BANCORP

Date: May 14, 2019	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: May 14, 2019	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

