Form 10-Q
period 2019-06-30
Cincinnati Bancorp
filed 2019-08-14
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

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

(513) 574-3025

(Registrant’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

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

YES ☐     NO ☒

As of August 12, 2019, 1,816,517 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 1,008,969 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp

Condensed Consolidated Balance Sheets

June 30, 2019 (Unaudited) and December 31, 2018

	June 30,	December 31,
	2019	2018
	(Unaudited)

Assets
Cash and due from banks	$2,428,381	$2,620,309
Interest-bearing demand deposits in banks	7,063,240	4,107,880
Federal funds sold	1,656,000	4,361,000

Cash and cash equivalents	11,147,621	11,089,189

Interest-bearing time deposits	200,000	200,000
Available-for-sale securities	427,338	630,361
Loans held for sale	4,128,092	1,282,000
Loans, net of allowance for loan losses of $1,404,988 and $1,405,072, respectively	176,159,596	170,365,031
Premises and equipment, net	3,398,213	3,407,185
Federal Home Loan Bank stock	2,657,400	2,583,100
Foreclosed assets held for sale	-	102,098
Interest receivable	611,126	569,659
Mortgage servicing rights	1,398,293	1,252,740
Federal Home Loan Bank lender risk account receivable	1,583,550	1,703,276
Bank-owned life insurance	4,042,150	3,997,242
Other assets	581,022	512,180

Total assets	$206,334,401	$197,694,061

Liabilities and Stockholders' Equity
Liabilities
Deposits
Demand	$27,963,967	$29,308,448
Savings	34,732,283	32,534,398
Certificates of deposit	75,959,432	80,548,910
Total deposits	138,655,682	142,391,756

Federal Home Loan Bank advances	41,315,752	28,580,438
Advances from borrowers for taxes and insurance	1,056,672	1,799,419
Interest payable	76,894	53,945
Directors deferred compensation	610,506	571,186
Other liabilities	1,098,604	1,155,894

Total liabilities	182,814,110	174,552,638

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	209,202	180,563

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value, 1,816,517 and 1,816,329 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	29,593	29,593
Additional paid-in capital	7,488,899	7,458,745
Unearned ESOP shares	(471,779)	(494,245)
Retained earnings - substantially restricted	16,531,264	16,219,209
Accumulated other comprehensive loss	(266,888)	(252,442)

Total stockholders' equity	23,311,089	22,960,860

Total liabilities, temporary equity, and stockholders' equity	$206,334,401	$197,694,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Income

Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans, including fees	$2,073,974	$1,639,322	$4,023,086	$3,197,269
Securities	2,685	4,014	6,415	7,598
Dividends on Federal Home Loan Bank stock and other	83,542	42,728	163,258	82,767
Total interest and dividend income	2,160,201	1,686,064	4,192,759	3,287,634

Interest Expense
Deposits	484,508	336,295	932,103	640,805
Federal Home Loan Bank advances	223,753	152,645	398,239	288,184
Total interest expense	708,261	488,940	1,330,342	928,989

Net Interest Income	1,451,940	1,197,124	2,862,417	2,358,645

Provision for Loan Losses	-	15,000	-	30,000

Net Interest Income After Provision for Loan Losses	1,451,940	1,182,124	2,862,417	2,328,645

Noninterest Income
Gain on sales of loans	538,256	464,765	716,207	804,525
Mortgage servicing fees	78,214	43,639	167,925	179,674
Other	228,039	176,383	413,397	373,965
Total noninterest income	844,509	684,787	1,297,529	1,358,164

Noninterest Expense
Salaries and employee benefits	1,067,211	827,902	2,057,042	1,645,791
Occupancy and equipment	132,828	108,244	289,697	240,109
Directors compensation	50,500	42,250	104,560	84,500
Data processing	207,112	141,896	382,139	292,354
Professional fees	71,661	59,158	144,997	150,588
Franchise tax	51,527	38,857	100,298	77,857
Deposit insurance premiums	13,607	12,808	28,406	25,385
Advertising	20,542	37,163	60,823	72,712
Software licenses	28,126	21,352	56,957	43,557
Loan costs	80,265	121,215	159,861	217,152
Net gains on sales of foreclosed assets	(54,474)	-	(54,474)	-
Merger-related expenses	-	59,873	18,000	82,193
Other	244,593	152,497	456,705	284,599
Total noninterest expense	1,913,498	1,623,215	3,805,011	3,216,797

Income Before Income Taxes	382,951	243,696	354,935	470,012

Provision for Income Taxes	62,795	58,139	42,880	105,135

Net Income	$320,156	$185,557	$312,055	$364,877

Earnings per common share - basic	$0.18	$0.11	$0.18	$0.21
Earnings per common share - diluted	$0.18	$0.11	$0.18	$0.21
Weighted-average shares outstanding - basic	1,747,946	1,675,414	1,747,314	1,673,741
Weighted-average shares outstanding - diluted	1,762,019	1,676,561	1,759,269	1,673,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Comprehensive Income

Three and Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)

Net Income	$320,156	$185,557	$312,055	$364,877

Other Comprehensive Income (Loss):
Net unrealized gains on available-for-sale securities	1,277	3,653	2,036	1,744
Tax expense	(268)	(767)	(428)	(366)
Changes in directors' retirement plan prior service costs	(10,161)	(2,664)	(20,322)	(5,328)
Tax benefit	2,134	560	4,268	1,597
Other comprehensive income (loss)	(7,018)	782	(14,446)	(2,353)

Comprehensive Income	$313,138	$186,339	$297,609	$362,524

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended June 30, 2019 and 2018 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Six Months Ended June 30, 2019:

Balance, January 1, 2019	$29,593	$7,458,745	$(494,245)	$16,219,209	$(252,442)	$22,960,860

ESOP shares subject to mandatory redemption	-	(28,639)	-	-	-	(28,639)

ESOP shares earned	-	7,212	22,466	-	-	29,678

Stock based compensation expense	-	51,581	-	-	-	51,581

Net income	-	-	-	312,055	-	312,055

Other comprehensive loss	-	-	-	-	(14,446)	(14,446)

Balance, June 30, 2019	$29,593	$7,488,899	$(471,779)	$16,531,264	$(266,888)	$23,311,089

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Six Months Ended June 30, 2018:

Balance, January 1, 2018	$17,192	$6,172,924	$(539,176)	$13,877,826	$(203,985)	$19,324,781

Cumulative effect of adoption of ASU 2018-02	-	-	-	40,060	(40,060)	-

ESOP shares subject to mandatory redemption	-	(22,465)	-	-	-	(22,465)

ESOP shares earned	-	1,965	22,466	-	-	24,431

Stock based compensation expense	-	51,581	-	-	-	51,581

Net income	-	-	-	364,877	-	364,877

Other comprehensive loss	-	-	-	-	(2,693)	(2,693)

Balance, June 30, 2018	$17,192	$6,204,005	$(516,710)	$14,282,763	$(246,738)	$19,740,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Stockholders’ Equity

Six Months Ended June 30, 2019 and 2018 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Ended June 30, 2019:

Balance, April 1, 2019	$29,593	$7,474,341	$(483,012)	$16,211,108	$(259,878)	$22,972,152

ESOP shares subject to mandatory redemption	-	(15,333)	-	-	-	(15,333)

ESOP shares earned	-	4,101	11,233	-	-	15,334

Stock based compensation expense	-	25,790	-	-	-	25,790

Net income	-	-	-	320,156	-	320,156

Other comprehensive loss	-	-	-	-	(7,010)	(7,010)

Balance, June 30, 2019	$29,593	$7,488,899	$(471,779)	$16,531,264	$(266,888)	$23,311,089

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Ended June 30, 2018:

Balance, April 1, 2018	$17,192	$6,188,335	$(527,943)	$14,097,206	$(247,410)	$19,527,380

ESOP shares subject to mandatory redemption	-	(11,230)	-	-	-	(11,230)

ESOP shares earned	-	1,107	11,233	-	-	12,340

Stock based compensation expense	-	25,793	-	-	-	25,793

Net income	-	-	-	185,557	-	185,557

Other comprehensive loss	-	-	-	-	672	672

Balance, June 30, 2018	$17,192	$6,204,005	$(516,710)	$14,282,763	$(246,738)	$19,740,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2018 (Unaudited)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)

Operating Activities
Net income	$312,055	$364,877
Items not requiring (providing) cash:
Depreciation and amortization	95,685	67,583
Provision for loan losses	-	30,000
Amortization of premiums and discounts on securities, net	7,410	5,306
Amortization of deferred prepayment penalty on Federal
Home Loan Bank advances	2,314	2,313
Change in deferred income taxes	21,225	(37,424)
Gain on sale of loans	(716,207)	(804,525)
Proceeds from the sale of loans held for sale	33,439,389	28,767,731
Origination of loans held for sale	(35,569,274)	(27,625,130)
Earnings on cash surrender value of bank-owned life insurance	(44,908)	(36,908)
Stock-based compensation expense	51,581	51,581
ESOP shares earned	29,678	24,431
Gain on sale of foreclosed assets	(54,474)	-
Changes in:
Interest receivable	(41,467)	79,866
Mortgage servicing rights	(145,553)	(174,833)
Federal Home Loan Bank lender risk account receivable	119,726	102,241
Other assets	(68,842)	(64,843)
Interest payable	22,949	17,412
Other liabilities	(55,677)	24,167
Net cash (used in) provided by operating activities	(2,594,390)	793,845

Investing Activities
Proceeds from maturities of available-for-sale securities	197,649	144,978
Purchase of Federal Home Loan Bank stock	(74,300)	(18,700)
Net change in loans	(5,842,692)	(6,140,204)
Purchase of premises and equipment	(86,713)	(11,986)
Proceeds from sale of foreclosed assets	204,699	-
Net cash used in investing activities	(5,601,357)	(6,025,912)

Financing Activities
Net (decrease) increase in deposits	(3,736,074)	2,517,348
Proceeds from Federal Home Loan Bank advances	75,636,000	72,991,000
Repayment of Federal Home Loan Bank advances	(62,903,000)	(68,335,000)
Net decrease in advances from borrowers for taxes and insurance	(742,747)	(554,954)
Net cash provided by financing activities	8,254,179	6,618,394

Increase in Cash and Cash Equivalents	58,432	1,386,327
Cash and Cash Equivalents, Beginning of Period	11,089,189	10,266,824
Cash and Cash Equivalents, End of Period	$11,147,621	$11,653,151

Supplemental Cash Flows Information
Interest paid	$1,307,393	$911,577
Income taxes paid	-	182,229
Real estate acquired in settlement of loans	48,127	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operations and Summary of Significant Account Policies

Nature of Operations

Cincinnati Bancorp (“Company”) is the mid-tier holding company for Cincinnati Federal (the “Bank”), a federally chartered stock savings and loan association that is primarily engaged in providing a full range of banking and financial services to individual and corporate customers. Our business operations are conducted in the larger Greater Cincinnati/Northern Kentucky metropolitan area which includes Hamilton, Warren, Butler and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County, Indiana. On October 14, 2015, the Bank reorganized into the mutual holding company structure. As part of the reorganization, the Company sold 773,663 shares of common stock at a price of $10.00 per share in a public offering and issued 945,587 shares of common stock to CF Mutual Holding Company, the Company’s parent mutual holding company. The Company is subject to competition from other financial institutions. The Company is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Interchange income: The Company earns interchange income from cardholder transactions conducted through the various payment networks. Interchange income from cardholder transactions represents a percentage of the underlying transaction value and is recognized daily, concurrently with the transaction processing services provided to the cardholder. The gross amount of these fees is processed through noninterest income. Interchange fees are recorded in other noninterest income.

Principles of Consolidation

The accompanying condensed consolidated financial statements as of June 30, 2019 and December 31, 2018 and for the three months and six months ended June 30, 2019 and 2018 include the accounts of Cincinnati Bancorp and the Bank. All significant intercompany items have been eliminated.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Interim Financial Statements

The interim financial statements as of June 30, 2019, and for the three months and six months ended June 30, 2019 and 2018 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Such adjustments are the only adjustments contained in the interim financial statements. The results of operations for the three months and six months ended June 30, 2019, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2019, or any other period.

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

On April 18, 2018, Cincinnati Federal and Kentucky Federal Savings and Loan Association (“Kentucky Federal”) signed an Agreement and Plan of Merger, pursuant to which Kentucky Federal merged with and into Cincinnati Federal effective October 12, 2018.

On the effective date of the merger, the Company issued from its authorized but unissued shares of common stock, 63,382 shares of common stock to CF Mutual Holding Company. The number of shares issued was in consideration of Kentucky Federal’s appraised value. At closing, Kentucky Federal Director, Philip Wehrman, was added to the Boards of Directors of CF Mutual Holding Company, Cincinnati Bancorp and Cincinnati Federal.

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

The assets acquired and liabilities assumed have been accounted for under the acquisition method of accounting. The assets and liabilities, both tangible and intangible, were recorded at their fair values as of October 12, 2018 based on management’s best estimate using the information available at acquisition date. The application of purchase accounting resulted in a bargain purchase gain of approximately $2.2 million. The primary reason for the bargain purchase gain is the mutual ownership structure of Kentucky Federal. The number of institutions that could merge with Kentucky Federal was limited and the mutual holding company structure of Cincinnati Bancorp allowed the merger to occur.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The fair values of loans acquired from Kentucky Federal were estimated using cash flow projections based on remaining maturity and repricing terms. Cash flows were adjusted by estimated future credit losses and the rate of prepayments. Projected monthly cash flows were discounted to present value using a risk-adjusted market rate for similar loans. There was no carryover of Kentucky Federal’s allowance for loan losses associated with the loans that were acquired, as the loans were initially recorded at fair value on October 12, 2018. The Company acquired various loans in the acquisition for which none had evidence of deterioration of credit quality since origination. The fair value of assets includes loans with a fair value of $16,323,595. The gross principal and contractual interest due under the contracts is $16,419,786, of which $251,369 is expected to be uncollectible.

The core deposit intangible asset recognized of $221,193 is being amortized over its estimated life of approximately 10 years using the straight-line method and is included in other assets in the condensed consolidated balance sheets.

Direct acquisition and integration costs were expensed as incurred and totaled approximately $18,000 for the six months ended June 30, 2019 and $82,000 for the year ended December 31, 2018. These items were recorded as merger-related expenses on the consolidated statements of income.

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:

June 30, 2019 (unaudited):
Mortgage-backed securities of government sponsored entities	$424,388	$4,095	$(1,145)	$427,338

December 31, 2018:
Mortgage-backed securities of government sponsored entities	$629,447	$3,806	$(2,892)	$630,361

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company had no sales of investment securities during the three month and six month periods ended June 30, 2019 and 2018. The Company had not pledged any of its investment securities as of June 30, 2019 or December 31, 2018.

The amortized cost and fair value of available-for-sale securities at June 30, 2019 and December 31, 2018, by contractual maturity, if applicable, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties, as is the case with mortgage-backed securities included in the following table:

	June 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Mortgage-backed securities of government sponsored entities	$424,388	$427,338	$629,447	$630,361

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at June 30, 2019 and December 31, 2018 was $264,226 and $512,303, respectively, which was approximately 62% and 81%, respectively, of the Company’s investment portfolio at those respective dates.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at June 30, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2019:
Mortgage-backed securities of government sponsored entities	$-	$-	$264,226	$(1,145)	$264,226	$(1,145)

December 31, 2018:
Mortgage-backed securities of government sponsored entities	$-	$-	$512,303	$(2,892)	$512,303	$(2,892)

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:	Loans and Allowance for Loan Losses

Categories of loans at June 30, 2019 and December 31, 2018 include:

	June 30,	December 31,
	2019	2018
	(Unaudited)

One to four family mortgage loans -owner occupied	$96,939,145	$93,659,520
One to four family - investment	14,200,487	14,242,563
Multi-family mortgage loans	28,936,519	27,140,014
Nonresidential mortgage loans	18,310,267	18,930,426
Construction and land loans	8,268,086	7,293,737
Real estate secured lines of credit	11,365,518	11,373,975
Commercial loans	374,657	415,730
Other consumer loans	777,144	796,051
Total loans	179,171,823	173,852,016

Less:
Net deferred loan costs	(525,850)	(491,331)
Undisbursed portion of loans	2,133,089	2,573,244
Allowance for loan losses	1,404,988	1,405,072

Net loans	$176,159,596	$170,365,031

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and six months ended June 30, 2019 and 2018 and the year ended December 31, 2018:

	At or For the Six Months Ended June 30, 2019 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	-	-	-	-	-	-	-	-	-
Losses charged off	-	-	-	-	-	-	-	(84)	(84)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,558	$1,404,988

Ending balance:
Individually evaluated for impairment	$-	$27,790	$-	$-	$-	$-	$-	$-	$27,790

Ending balance:
Collectively evaluated for impairment	$456,630	$95,227	$224,384	$182,338	$100,187	$296,873	$9,001	$12,558	$1,377,198
Loans:
Ending balance	$96,939,145	$14,200,487	$28,936,519	$18,310,267	$8,268,086	$11,365,518	$374,657	$777,144	$179,171,823

Ending balance:
Individually evaluated for impairment	$936,099	$756,142	$510,973	$75,852	$-	$86,897	$-	$-	$2,365,963

Ending balance:
Collectively evaluated for impairment	$96,003,046	$13,444,345	$28,425,546	$18,234,415	$8,268,086	$11,278,621	$374,657	$777,144	$176,805,860

	Three Months Ended June 30, 2019 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	-	-	-	-	-	-	-	-	-
Losses charged off	-	-	-	-	-	-	-	(84)	(84)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,558	$1,404,988

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Six Months Ended June 30, 2018 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072
Provision (credit) charged to expense	84,745	(69,588)	11,940	11,436	(7,458)	(355)	(724)	4	30,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$423,442	$102,086	$252,836	$208,247	$75,211	$312,283	$6,210	$9,757	$1,390,072

	Three Months Ended June 30, 2018 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of period	$389,394	$113,952	$270,465	$208,007	$66,449	$308,133	$8,849	$9,823	$1,375,072
Provision (credit) charged to expense	34,048	(11,866)	(17,629)	240	8,762	4,150	(2,639)	(66)	15,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$423,442	$102,086	$252,836	$208,247	$75,211	$312,283	$6,210	$9,757	$1,390,072

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	At or For the Year Ended December 31, 2018
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Allowance for loan losses:
Balance, beginning of year	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072
Provision (credit) charged to expense	117,933	(48,657)	(16,512)	(14,473)	17,518	(15,765)	2,067	2,889	45,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072

Ending balance:
Individually evaluated for impairment	$-	$33,683	$9,055	$-	$-	$-	$-	$-	$42,738

Ending balance:
Collectively evaluated for impairment	$456,630	$89,334	$215,329	$182,338	$100,187	$296,873	$9,001	$12,642	$1,362,334
Loans:
Ending balance	$93,659,520	$14,242,563	$27,140,014	$18,930,426	$7,293,737	$11,373,975	$415,730	$796,051	$173,852,016

Ending balance:
Individually evaluated for impairment	$966,592	$699,630	$621,757	$151,096	$-	$48,467	$-	$-	$2,487,542

Ending balance:
Collectively evaluated for impairment	$92,692,928	$13,542,933	$26,518,257	$18,779,330	$7,293,737	$11,325,508	$415,730	$796,051	$171,364,474

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)

	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$96,431,659	$13,389,763	$28,425,546	$17,707,942	$8,268,086	$11,180,178	$374,657	$777,144	$176,554,975
Special mention	-	617,505	137,035	602,325	-	23,999	-	-	1,380,864
Substandard	507,486	193,219	373,938	-	-	161,341	-	-	1,235,984
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$96,939,145	$14,200,487	$28,936,519	$18,310,267	$8,268,086	$11,365,518	$374,657	$777,144	$179,171,823

	December 31, 2018

	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total

Pass	$92,776,661	$13,010,425	$26,509,203	$18,234,663	$7,293,737	$11,225,481	$415,730	$795,523	$170,261,423
Special mention	-	1,101,684	138,723	627,934	-	26,000	-	-	1,894,341
Substandard	882,859	130,454	492,088	67,829	-	122,494	-	528	1,696,252
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$93,659,520	$14,242,563	$27,140,014	$18,930,426	$7,293,737	$11,373,975	$415,730	$796,051	$173,852,016

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three or six months ended June 30, 2019.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of June 30, 2019 and December 31, 2018:

	June 30, 2019 (Unaudited)

	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to Four-family mortgage loans	$134,960	$-	$53,367	$188,327	$96,750,818	$96,939,145	$-
One to Four Family - Investment	-	-	127,577	127,577	14,072,910	14,200,487	-
Multi-family mortgage loans	-	-	-	-	28,936,519	28,936,519	-
Nonresidential mortgage loans	-	-	-	-	18,310,267	18,310,267	-
Construction & land loans	-	-	-	-	8,268,086	8,268,086	-
Real estate secured lines of credit	27,795	-	-	27,795	11,337,723	11,365,518	-
Commercial Loans	-	-	-	-	374,657	374,657	-
Other consumer loans	-	-	-	-	777,144	777,144	-

Total	$162,755	$-	$180,944	$343,699	$178,828,124	$179,171,823	$-

	December 31, 2018

	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to Four-family mortgage loans	$158,932	$86,900	$676,024	$921,856	$92,737,664	$93,659,520	$-
One to Four Family - Investment	-	-	-	-	14,242,563	14,242,563	-
Multi-family mortgage loans	-	-	-	-	27,140,014	27,140,014	-
Nonresidential mortgage loans	-	-	67,829	67,829	18,862,597	18,930,426	-
Construction & land loans	-	-	-	-	7,293,737	7,293,737	-
Real estate secured lines of credit	9,634	-	-	9,634	11,364,341	11,373,975	-
Commercial Loans	-	-	-	-	415,730	415,730	-
Other consumer loans	-	-	528	528	795,523	796,051	-

Total	$168,566	$86,900	$744,381	$999,847	$172,852,169	$173,852,016	$-

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans at June 30, 2019, June 30, 2018 and December 31, 2018:

				For the Three Months Ended		For the Six Months Ended
	At June 30, 2019 (Unaudited)			June 30, 2019		June 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
				(Unaudited)
Loans without a specific valuation allowance

One- to four-family mortgage loans	$936,099	$936,099	$-	$958,009	18,858	$963,335	$26,902
One to Four family - Investment	435,881	435,881	-	437,462	5,439	439,385	10,152
Multi-family mortgage loans	510,973	510,973	-	511,843	9,742	512,891	16,769
Nonresidential mortgage loans	75,852	75,852	-	77,662	1,182	79,530	2,415
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	86,897	86,897	-	87,695	1,854	88,486	2,563
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance					-
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to Four family - Investment	320,261	348,051	27,790	351,960	5,289	354,016	10,786
Multi-family mortgage loans	-	-	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,365,963	$2,393,753	$27,790	$2,424,631	$42,364	$2,437,643	$69,587

				For the Three Months Ended		For the Six Months Ended
	At June 30, 2018 (Unaudited)			June 30, 2018		June 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
				(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,016,064	$1,016,064	$-	$1,017,590	7,229	$1,019,702	$15,804
One to Four family - Investment	553,450	553,450	-	556,401	7,832	559,589	15,132
Multi-family mortgage loans	519,393	519,393	-	520,383	9,902	521,264	17,239
Nonresidential mortgage loans	239,901	239,901	-	241,474	2,914	190,212	5,877
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	50,858	50,858	-	51,362	651	51,579	1,417
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance					-
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to Four family - Investment	438,278	476,391	38,113	479,153	6,018	481,712	11,755
Multi-family mortgage loans	108,503	117,558	9,055	117,962	1,735	118,250	3,453
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & Land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,926,447	$2,973,615	$47,168	$2,984,325	$36,281	$2,942,308	$70,677

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$966,592	$966,592	$-	$975,511	$33,914
One to Four family - Investment	315,393	315,393	-	322,564	39,833
Multi-family mortgage loans	514,993	514,993	-	519,339	47,559
Nonresidential mortgage loans	151,096	151,096	-	165,871	5,996
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	48,467	48,467	-	50,820	3,114
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to Four family - Investment	384,237	417,920	33,683	427,874	22,775
Multi-family mortgage loans	106,764	115,819	9,055	117,578	8,499
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,487,542	$2,530,280	$42,738	$2,579,557	$161,690

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis. The following table presents the nonaccrual loans at June 30, 2019 and December 31, 2018. This table excludes performing TDRs.

	June 30,	December 31,
	2019	2018
	(Unaudited)

One- to four-family mortgage loans	$176,286	$676,024
One to four family - Investment	127,577	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	67,829
Construction and land loans	-	-
Real estate secured lines of credit	-	-
Commercial Loans	-	-
Other consumer loans	-	528

Total	$303,863	$744,381

At June 30, 2019, the Company had no loans that were modified in TDRs and impaired.

At December 31, 2018, the Company had no loans that were modified in TDRs and impaired and there were no troubled debt restructurings during the year.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

There were two newly classified TDRs during the three and six months ended June 30, 2019. The following tables present the new classified TDRs at June 30, 2019:

June 30, 2019 (Unaudited)
	Loans	Modification	Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	2	$114,018	$143,173
Residential 1-4 family - Investment	-	-	-
Multifamily	-	-	-
Nonresidential mortgage loans	-	-	-
Construction & land loans	-	-	-
Real estate secured lines of credit	-	-	-
Commercial Loans	-	-	-
Consumer loans	-	-	-

	2	$114,018	$143,173

Newly restructured loans by type of modification are as follows for the six months ended June 30, 2019:

June 30, 2019 (Unaudited)
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - Owner Occupied	$-	$-	$102,340	$102,340
Residential 1-4 family - Investment	-	-	-	-
Multifamily	-	-	-	-
Nonresidential mortgage loans	-	-	-	-
Construction & land loans	-	-	-	-
Real estate secured lines of credit	40,833	-	-	40,833
Commercial Loans	-	-	-	-
Consumer loans	-	-	-	-

	$40,833	$-	$102,340	$143,173

There were no TDRs modified during the three months ended June 30, 2019 that subsequently defaulted. As of June 30, 2019, borrowers with loans designated as TDRs totaling $707,000 of residential real estate loans and $511,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of June 30, 2019, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

There were no foreclosed real estate properties at June 30, 2019. There were three foreclosed real estate properties at December 31, 2018 totaling $102,100, net of valuation allowances. There was one consumer mortgage loan in process of foreclosure at June 30, 2019 with a total net loan balance of $53,000.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5:	Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three and six month periods ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)

Net Income	$320,156	$185,557	$312,055	$364,877
Less allocation of earnings to participating securities	3,263	3,651	3,376	6,486
Net income allocated to common shareholders	$316,893	181,906	$308,679	358,391

Shares outstanding for basic earnings per share:

Weighted-average shares outstanding:	1,796,251	1,728,211	1,795,058	1,726,785
Less: Average unearned ESOP and unvested restricted stock:	48,305	52,797	47,744	53,044
	1,747,946	1,675,414	1,747,314	1,673,741

Basic earnings per common share:	$0.18	$0.11	$0.18	$0.21

Effect of dilutive securities:
Stock options	14,073	1,147	11,955	-
Weighted-average number of shares outstanding used in the calculation of diluted earnings per common share	1,762,019	1,676,561	1,759,269	1,673,741

Diluted earnings per share:	$0.18	$0.11	$0.18	$0.21

The Company had 79,187 stock options outstanding that were not considered for computation of diluted earnings per share for the six months ended June 30, 2018, since the exercise prices were greater than the fair value of the shares at that date.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 6:	Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Furthermore, the Bank’s regulators could require adjustments to regulatory capital not reflected in these financial statements.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of June 30, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 2.50% at June 30, 2019 and 1.875% at December 31, 2018.

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

The Bank paid a dividend of $750,000 to the Company during the six months ended June 30, 2019.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of June 30, 2019 (Unaudited)

Total risk-based capital (to risk-weighted assets)	$24,237	16.5%	$11,743	8.0%	$14,679	10.0%

Tier I capital (to risk-weighted assets)	22,832	15.6%	8,807	6.0%	11,743	8.0%

Common Equity Tier I capital (to risk-weighted assets)	22,832	15.6%	6,606	4.5%	9,541	6.5%

Tier I capital (to adjusted total assets)	22,832	11.1%	8,245	4.0%	10,306	5.0%

As of December 31, 2018

Total risk-based capital (to risk-weighted assets)	$24,480	17.5%	$11,176	8.0%	$13,970	10.0%

Tier I capital (to risk-weighted assets)	23,075	16.5%	8,382	6.0%	11,176	8.0%

Common Equity Tier I capital (to risk-weighted assets)	23,075	16.5%	6,287	4.5%	9,081	6.5%

Tier I capital (to adjusted total assets)	23,075	11.5%	8,014	4.0%	10,017	5.0%

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following tables present the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

June 30, 2019 (Unaudited)
Mortgage-backed securities of government sponsored entities	$427,338	$-	$427,338	$-
Mortgage servicing rights	1,398,293	-	-	1,398,293

December 31, 2018
Mortgage-backed securities of government sponsored entities	$630,361	$-	$630,361	$-
Mortgage servicing rights	1,252,740	-	-	1,252,740

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(Unaudited)

Fair value as of the beginning of the period	$1,306,527	$1,037,222	$1,252,740	$909,821
Recognition of mortgage servicing rights on the sale of loans	81,147	56,256	100,301	105,183
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	10,619	(8,824)	45,252	69,650

Fair value at the end of the period	$1,398,293	$1,084,654	$1,398,293	$1,084,654

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Nonrecurring Measurements

The Company had no fair value measurements of assets measured at fair value on a nonrecurring basis at June 30, 2019 and December 31, 2018.

Unobservable (Level 3) Inputs

The following tables present quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2019 and December 31, 2018:

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
June 30, 2019 (Unaudited)
Mortgage servicing rights	$1,398,293	Discounted cash flow	Discount rate PSA prepayment speeds	10% 70%-119%

December 31, 2018
Mortgage servicing rights	$1,252,740	Discounted cash flow	Discount rate PSA prepayment speeds	10% 113%-218%

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

Loans

The estimated fair value of loans as of June 30, 2019 follows the guidance in ASU 2016-01, which prescribes an “exit price” in estimating and disclosing the fair value of financial instruments. The fair value calculation at that date discounted estimated cash flows using rates that incorporated discounts for credit, liquidity and marketability factors. The fair value at December 31, 2018 used an “entry price.” The fair value calculation for that date discounted estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities. As a result, the fair value disclosures for June 30, 2019 and December 31, 2018 are not directly comparable.

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At June 30, 2019 and December 31, 2018, the fair value of commitments was not material.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at June 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)

June 30, 2019 (Unaudited)
Financial Assets:
Cash and cash equivalents	$11,147,621	$11,147,621	$-	$-
Loans held for sale	4,128,092	-	4,215,080	-
Loans, net of allowance for loan losses	176,159,596	-	-	175,507,806
Federal Home Loan Bank stock	2,657,400	-	2,657,400	-
Interest receivable	611,126	-	611,126	-
Federal Home Loan Bank lender risk account receivable	1,583,550	-	-	1,663,618

Financial Liabilities:
Deposits	138,655,682	62,696,250	76,420,308	-
Federal Home Loan Bank advances	41,315,752	-	41,687,056	-
Advances from borrowers for taxes and insurance	1,056,672	-	1,056,672	-
Interest payable	76,894	-	76,894	-

December 31, 2018
Financial Assets:
Cash and cash equivalents	$11,089,189	$11,089,189	$-	$-
Loans held for sale	1,282,000	-	1,307,890	-
Loans, net of allowance for loan losses	170,365,031	-	-	174,545,610
Federal Home Loan Bank stock	2,583,100	-	2,583,100	-
Interest receivable	569,659	-	569,659	-
Federal Home Loan Bank lender risk account receivable	1,703,276	-	-	1,677,187

Financial Liabilities:
Deposits	142,391,756	61,842,846	80,152,017	-
Federal Home Loan Bank advances	28,580,438	-	28,460,471	-
Advances from borrowers for taxes and insurance	1,799,419	-	1,799,419	-
Interest payable	53,945	-	53,945	-

NOTE 8:	Commitments and Credit Risk

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

Commitments to fund fixed rate loans at June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019		December 31, 2018
(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range

Commitments to fund fixed-rate loans	$7,927,000	3.375% - 5.375%	$2,566,950	4.625% - 6.00%

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

Loan commitments outstanding at June 30, 2019 and December 31, 2018, including commitments for fixed-rate loans shown above, were composed of the following:

	June 30,	December 31,
	2019	2018
	(Unaudited)

Commitments to originate loans	$13,255,050	$2,845,450
Forward sale commitments	7,927,000	3,848,950
Lines of credit	17,331,971	16,119,038

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9:	Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
	(Unaudited)

Net unrealized gain on available for sale securities	$2,330	$721

Directors' Retirement Plan	(341,239)	(320,917)

Tax benefit	72,021	67,754

Net of tax amount	$(266,888)	$(252,442)

NOTE 10:	Equity Incentive Plan

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in the stock option plan was as follows for the six months ended June 30, 2019 and 2018:

			Weighted-Average
			Remaining	Aggregate
		Weighted-Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(Years)	Value
	(Unaudited)
June 30, 2019
Outstanding, beginning of period	79,187	$9.55	8.5	$194,008
Granted	-	-
Exercised	674	$9.55
Forfeited	(2,696)	$9.55

Outstanding, end of period	77,165	$9.55	8.0	$343,384

Exercisable, end of period	27,496	$9.55	8.0	$122,357

June 30, 2018
Outstanding, beginning of period	79,187	$9.55	9.5	$69,685
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, end of period	79,187	$9.55	9.0	$261,317

Exercisable, end of period	15,837	$9.55	9.0	$52,263

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

Total compensation cost recognized in the income statement for share-based payment arrangements during each of the three and six months ended June 30, 2019 and 2018, was $25,790 and $51,581, respectively.

As of June 30, 2019, there was approximately $309,000 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

FASB ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326)

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments. This ASU significantly changes how entities will measure credit losses for most financial assets and certain other instruments that aren’t measured at fair value through net income.

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

ASU No. 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues collecting and retaining historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Note 4.

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

ASU 2016-01 is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For private companies the new guidance becomes effective for fiscal years beginning after December 15, 2018, and for interim periods within fiscal years beginning after December 15, 2019. The amendments should be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. Early adoption of the amendments in this update is not permitted, except that early application by public business entities to financial statements of fiscal years or interim periods that have not yet been issued or, by all other entities, that have not yet been made available for issuance are permitted as of the beginning of the fiscal year of adoption for the following amendment: An entity should present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk if the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Adoption of ASU 2016-01 did not have a significant impact on the Company’s fair value and other disclosure requirements. For additional information on fair value of assets and liabilities, see Note 7.

FASB ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued amended guidance on revenue recognition from contracts with customers. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most contract revenue recognition guidance, including industry-specific guidance. The core principle of the amended guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Public entities should apply the amendments in ASU 2014-09 to interim reporting periods within annual reporting periods beginning after December 15, 2017 (that is, a public entity would be required to apply the new revenue standard beginning in the first interim period within the period of adoption). Nonpublic entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 31, 2018, and to interim reporting periods within annual reporting periods beginning after December 15, 2019. Management adopted ASU 2014-09 effective January 1, 2019, without material impact on the Company’s consolidated financial condition or results of operations. For additional information, see Note 1.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited financial statements and notes thereto at and for the year ended December 31, 2018, appearing in Cincinnati Bancorp’s Form 10-K for the year ended December 31, 2018.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to manage our operations under the current economic conditions nationally and in our market area;

•	our ability to integrate acquisitions may be unsuccessful, or may be more difficult, time-consuming or costly than expected;

•	we may incur increased charge-offs in the future;

•	we may face competitive loss of customers;

•	adverse changes in the financial industry, securities, credit and national or local real estate markets (including real estate values), or in the secondary mortgage markets;

•	significant increases in our loan losses, including as a result of our inability to resolve classified and non-performing assets or reduce risks associated with our loans, and management’s assumptions in determining the adequacy of the allowance for loan losses;

•	credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and in our allowance for loan losses and provision for loan losses;

•	the use of estimates in determining fair value of certain of our assets, which may prove to be incorrect and result in significant declines in valuations;

•	risks related to the valuation of mortgage servicing rights, particularly changes in prepayment speeds due to changes in interest rates;

•	competition among depository and other financial institutions;

•	our ability to successfully implement our business plan and to grow our franchise to improve profitability;

•	our ability to attract and maintain deposits, and to obtain FHLB-Cincinnati advances;

•	changes in interest rates generally, including changes in the relative differences between short term and long term interest rates and in deposit interest rates, that may affect our net interest margin and funding sources, and our ability to originate loans for portfolio and for sale in the secondary market;

•	fluctuations in the demand for loans, which may be affected by the number of unsold homes, land and other properties in our market areas and by declines in the value of real estate in our market area;

•	changes in consumer spending, borrowing and savings habits;

•	risks related to a high concentration of loans secured by real estate located in our market area;

•	the results of examinations by our regulators, including the possibility that our regulators may, among other things, require us to increase our allowance for loan losses, write down assets, change our regulatory capital position, limit our ability to borrow funds or maintain or increase deposits, or prohibit us from paying dividends, which could adversely affect our dividends and earnings;

•	changes in the level of government support of housing finance;

•	our ability to enter new markets successfully and capitalize on growth opportunities;

•	changes in laws or government regulations or policies affecting financial institutions which could result in, among other things, increased deposit insurance premiums and assessments, increased capital requirements, and increased regulatory fees and compliance costs, and the resources we have available to address such changes;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our compensation and benefit plans, and our ability to retain key members of our senior management team and to address staffing needs in response to product demand or to implement our strategic plans;

•	loan delinquencies and changes in the underlying cash flows of our borrowers;

•	our ability to control costs and expenses, particularly those associated with operating as a publicly traded company;

•	the failure or security breaches of computer systems on which we depend;

•	the ability of key third-party service providers to perform their obligations to us;

•	changes in the financial condition or future prospects of issuers of securities that we own;

•	acquisition integration risks, including potential deposit attrition, higher than expected costs, customer loss, business disruption and the inability to realize benefits and cost savings from, and limit any unexpected liabilities associated with, business combinations; and

•	other economic, competitive, governmental, regulatory and operational factors affecting our operations, pricing, products and services described elsewhere in this quarterly report and in our Annual Report on Form 10-K for the year ended December 31, 2018.

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Cincinnati Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2018.

Comparison of Financial Condition at June 30, 2019 and December 31, 2018

Total Assets. Total assets were $206.3 million at June 30, 2019, an increase of $8.6 million, or 4.4%, from the $197.7 million at December 31, 2018. The increase resulted primarily from an increase in loans, net of allowances, of $5.8 million, and an increase of $2.8 million in loans held for sale.

Cash and Cash Equivalents. Cash and cash equivalents increased $58,000 or 0.5%, to $11.1 million at June 30, 2019.

Net Loans. Net loans increased $5.8 million, or 3.4%, to $176.2 million at June 30, 2019 from $170.4 million at December 31, 2018. During the six months ended June 30, 2019, we originated $25.5 million of loans for portfolio, $12.0 million of which were one-to-four family residential real estate loans, $5.3 million were multifamily loans, $1.5 million were nonresidential loans, $3.7 million were home equity lines of credit, and $2.8 million were construction and land loans and $218,000 were consumer loans. During the six months ended June 30, 2019, we sold $31.7 million of one-to- four family residential loans, on both a servicing–retained and servicing–released basis, and $1.0 million in multifamily loans on a servicing-retained basis. Subject to market conditions, management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income.

The increase in net loans was comprised primarily of an increase in one-to-four family owner-occupied loans of $3.3 million, or 3.5%; an increase in construction and land loans of $1.0 million, or 13.4%; and an increase in multi-family loans of $1.8 million, or 6.6%. We intend to continue to emphasize growth primarily in our commercial real estate and multi-family loan segments.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale increased $2.8 million, or 222.0%, to $4.1 million at June 30, 2019 from $1.3 million at December 31, 2018 as a result of increased origination of loans to be sold.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, decreased $203,000, or 32.2%, to $427,000 at June 30, 2019 from $630,000 at December 31, 2018. There were no securities purchases during the six months ended June 30, 2019. There were $198,000 in maturities, with the remaining difference due to the change in market values within the portfolio during the six months ended June 30, 2019.

Deposits. Deposits decreased $3.7 million, or 2.6%, to $138.7 million at June 30, 2019 from $142.4 million at December 31, 2018. Core deposits, defined as demand, NOW and savings accounts, increased $853,000, or 1.4%, to $62.7 million at June 30, 2019 from $61.8 million at December 31, 2018. The increase was primarily the result of marketing efforts directed at increasing retail deposit accounts and an increase in interest paid on larger balance savings accounts. Time deposits decreased $4.6 million, or 5.7%, to $76.0 million at June 30, 2019 from $80.5 million at December 31, 2018. Certificates originated through the National CD Rateline service decreased $5.0 million to $8.1 million at June 30, 2019, and are included in the decrease in time deposits noted above. During the six months ended June 30, 2019, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $12.7 million, or 44.6%, to $41.3 million at June 30, 2019. The additional advances were used to fund loan originations and net deposit outflows during the period.

Stockholders’ Equity. Stockholders’ equity increased $350,000, or 1.5%, to $23.3 million at June 30, 2019. The increase was primarily due to net income for the six-month period ended June 30, 2019.

Comparison of Operating Results for the Three Months Ended June 30, 2019 and June 30, 2018

General. The Company recorded net income of $320,000 the quarter ended June 30, 2019, an increase of $135,000, or 72.5%, compared to the quarter ended June 30, 2018. The increase was primarily due to a $255,000 increase in net interest income and an increase in noninterest income of $160,000, which were partially offset by a $290,000 increase in noninterest expense. The Company completed the merger of Kentucky Federal in October 2018. As a result, the results of operations for the three months ended June 30, 2019 include the effects of the merger, while the results of operations for the three months ended June 30, 2018 have not been adjusted to reflect any effect of the merger. Accordingly, the income and expense items in the income statement for the three months ended June 30, 2019, can be expected to show overall increases in comparison to the three months ended June 30, 2018. See footnote No. 2 to the financial statements for additional information regarding the merger.

Interest and Dividend Income. Interest income increased $474,000, or 28.1%, to $2.2 million for the quarter ended June 30, 2019 compared to the comparable quarter in 2018. Interest income on loans increased $435,000, or 26.5%, to $2.1 million as of June 30, 2019. The average balance of loans during the three months ended June 30, 2019 increased $26.6 million to $181.3 million, compared to the three months ended June 30, 2018. The increase in average loans outstanding was primarily due to the merger. The average yield on loans increased 34 basis points to 4.58% for the three months ended June 30, 2019 from 4.24% for the three months ended June 30, 2018 primarily due to the increase in market interest rates. Interest income on other investments increased $41,000, or 95.5%, for the three months ended June 30, 2019 due to an increase in dividends on FHLB Cincinnati stock from the merger with Kentucky Federal. The yield on other interest-earning assets increased 150 basis points due to an increase in the dividend rate on FHLB Cincinnati stock and an increase in short term market interest rates.

Interest Expense. Total interest expense increased $219,000, or 44.9%, to $708,000 for the quarter ended June 30, 2019 from $489,000 for the quarter ended June 30, 2018. Interest expense on deposit accounts increased $148,000, or 44.1%, to $485,000 for the quarter ended June 30, 2019 from $336,000 for the quarter ended June 30, 2018. The increase in deposit expense between comparable quarters in 2019 from 2018 was primarily due to a $22.2 million increase in average interest-bearing deposit accounts, and a 24 basis point increase in average cost primarily due to the increase in deposit rates in the local market. The increase in average interest-bearing deposit accounts was primarily due to the merger with Kentucky Federal.

Interest expense on savings increased $29,000 during the quarter ended June 30, 2019 compared to the quarter ended June 30, 2018 due to the offering of a higher yielding savings account to attract retail deposits. These higher yielding savings accounts grew by $4.7 million. Interest expense on interest-bearing demand accounts increased $12,000, or 37.5%, to $44,000 for the quarter ended June 30, 2019. The average balances in interest-bearing demand accounts increased $5.5 million during the three months ended June 30, 2019 compared to June 30, 2018. The average cost of interest-bearing demand accounts decreased 32 basis points. The decrease in costs is primarily attributable to the addition of lower cost NOW accounts from the merger with Kentucky Federal. Interest expense on certificates of deposit increased $107,000, or 36.6%, as a result of a $7.1 million, or 10.3%, increase in the average balance of these certificates. The average cost of certificates increased 40 basis points to 2.09% primarily due to the increase in certificate of deposit rates in the local market.

Interest expense on FHLB advances increased $71,000, or 46.6%, to $224,000 for the quarter ended June 30, 2019 from $153,000 for the quarter ended June 30, 2018. The average balance of advances increased $2.7 million, or 7.5%, for the quarter ended June 30, 2019. The average cost of FHLB borrowings increased 61 basis points due primarily to an increase in market interest rates.

Net Interest Income. Net interest income increased $255,000, or 21.3%, to $1.5 million for the quarter ended June 30, 2019 compared to the same quarter in 2018. The interest rate spread increased 10 basis points to 2.76% for the quarter ended June 30, 2019 compared to 2.66% at quarter ended June 30, 2018. The net interest margin increased 13 basis points to 3.03% for the quarter ended June 30, 2019 compared to 2.90% for the quarter ended June 30, 2018.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses for the three months ended June 30, 2019, a decrease of $15,000 from the quarter ended June 30, 2018. The allowance for loan losses was $1.4 million, or 0.78% of total loans, at June 30, 2019, compared to $1.4 million, or 0.89% of total loans, at June 30, 2018. The determination not to record a provision for loan losses in the three months ended June 30, 2019, was due primarily to the continued low balances of nonperforming loans and delinquent loans during the current period. Total nonperforming loans were $304,000 at June 30, 2019, compared to $386,000 at June 30, 2018. Classified loans declined to $1.2 million at June 30, 2019, compared to $1.6 million at June 30, 2018, and total loans past due greater than 30 days were $467,000 and $478,000 at those respective dates. The Company had no net charge-offs during either of the three month periods ended June 30, 2019 and 2018. As a percentage of nonperforming loans, the allowance for loan losses was 462.4% at June 30, 2019, compared to 360.3% at June 30, 2018.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at June 30, 2019. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $160,000, or 23.3%, to $845,000 for the quarter ended June 30, 2019 from $685,000 for the comparable quarter in 2018. The gain on sale of loans increased $73,000, or 15.8%, to $538,000 for the quarter ended June 30, 2019 from $465,000 for the comparable quarter in 2018. The fair value of mortgage servicing rights and mortgage servicing fees increased $35,000 for the quarter ended June 30, 2019. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market rates decrease resulting in a decrease in the fair value of mortgage servicing rights. Increasing mortgage prepayment speeds could have a material adverse impact on the value of our mortgage servicing rights. Other income increased $52,000, or 29.3%, to $228,000 for the quarter ended June 30, 2019, compared to the same quarter in 2018, due primarily to an increase in fees on deposit accounts.

Non-Interest Expense. Non-interest expense increased $290,000, or 17.9%, to $1.9 million for the quarter ended June 30, 2019 compared to the comparable quarter in 2018. The increase in noninterest expense was primarily attributable to the merger of Kentucky Federal. Salary and employee benefits increased $239,000, or 28.9%, to $1.1 million for the quarter ended June 30, 2019 from $828,000 for the comparable quarter in 2018, due to increased loan officer commission expense, increased healthcare costs, and increased payroll expense. Data processing expense increased $65,000, or 46.0%, to $207,000 during the quarter ended June 30, 2019 from $142,000 for the quarter ended June 30, 2018 due to the additional data processing fees for accounts acquired in the merger of Kentucky Federal. Advertising expense decreased $17,000, or 44.7%. Loan costs decreased $41,000, or 33.7% due primarily to due to lower net closing cost expense.

Federal Income Taxes. Federal income taxes increased $5,000, or 8.0%, to $63,000 for the quarter ended June 30, 2019 compared to the same quarter in 2018, primarily due to a $139,000, or 57.1%, increase in pre-tax income, which was partially offset by the favorable effects of a determination of the level of deductible merger-related costs. The effective tax rates were 16.4% and 23.9% for the three months ended June 30, 2019 and 2018, respectively.

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

	For the Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$181,333	$2,074	4.58%	$154,766	$1,639	4.24%
Securities	487	3	2.46	795	4	2.01
Other (1)	10,119	83	3.28	9,654	43	1.78
Total interest-earning assets	191,939	2,160	4.50	165,215	1,686	4.08
Non-interest-earning assets	13,966			11,006
Total assets	$205,905			$176,221

Interest-bearing liabilities:
Savings	$34,606	$41	0.47	$24,962	$12	0.19
Interest-bearing demand	13,216	44	1.33	7,749	32	1.65
Certificates of deposit	76,403	399	2.09	69,290	292	1.69
Total deposits	124,225	484	1.56	102,001	336	1.32
Borrowings	38,801	224	2.31	36,085	153	1.70
Total interest-bearing liabilities	163,026	708	1.74	138,086	489	1.42
Non-interest-bearing Demand	16,837			16,373
Other non-interest-bearing liabilities	3,488			2,775
Total non- interest-bearing liabilities	20,325			19,148
Total equity	22,554			18,987
Total liabilities and total equity	$205,905			$176,221
Net interest income		$1,452			$1,197
Net interest rate spread (2)			2.76%			2.66%
Net interest-earning assets (3)	$28,913			$27,129
Net interest margin (4)			3.03%			2.90%
Average interest-earning assets to interest-bearing liabilities			117.74%			119.65%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Comparison of Operating Results for the Six Months Ended June 30, 2019 and June 30, 2018

General. Net income for the six months ended June 30, 2019 was $312,000, compared to net income of $365,000 for the six months ended June 30, 2018, a decrease of $53,000, or 14.5%. The decrease was primarily due to a $588,000 increase in noninterest expense and a decrease in noninterest income of $61,000, partially offset by an increase in net interest income of $504,000. The Company completed the merger of Kentucky Federal in October 2018. As a result, the results of operations for the six months ended June 30, 2019 include the effects of the merger, while the results of operations for the six months ended June 30, 2018 have not been adjusted to reflect any effect of the merger. Accordingly, the income and expense items in the income statement for the six months ended June 30, 2019, can be expected to show overall increases in comparison to the six months ended June 30, 2018. See footnote No. 2 to the financial statements for additional information regarding the merger.

Interest and Dividend Income. Interest income increased $905,000, or 27.5%, to $4.2 million for the six months ended June 30, 2019 from the comparable six months in 2018. Interest income on loans increased $826,000, or 25.8%, to $4.0 million as of June 30, 2019. The average balance of loans during the six months ended June 30, 2019 increased $24.7 million to $177.7 million, compared to $153.0 million for the six months ended June 30, 2018. The average yield on loans increased 35 basis points to 4.53% for the six months ended June 30, 2019 from 4.18% for the six months ended June 30, 2018. Interest income on other investments increased $80,000 for the six months ended June 30, 2019 primarily due to an increase in average yields of 156 basis points compared to the six months ended June 30, 2018.

Interest Expense. Total interest expense increased $401,000, or 43.2%, to $1.3 million for the six months ended June 30, 2019 from $929,000 for the six months ended June 30, 2018. Interest expense on deposit accounts increased $291,000, or 45.5%, to $932,000 for the six months ended June 30, 2019 from $641,000 for the six months ended June 30, 2018. The increase between comparable six month periods in 2019 from 2018 was primarily due to a $226,000 increase in interest expense on certificates of deposit resulting from a $8.6 million, or 12.4%, increase in the average balance of these certificates. The average cost of certificates increased 40 basis points to 2.02%. Savings interest expense increased $55,000 as average balances increased $9.6 million. The average cost of savings deposits increased 28 basis points during the six months ended June 30, 2019 compared to June 30, 2018. Interest expense on interest-bearing demand accounts increased $10,000 from the comparable six months in 2018. The increase in interest expense reflects the addition of Kentucky Federal’s NOW accounts and the promotion of a high-yielding checking account product for large balance DDA accounts. The average balances in interest-bearing demand accounts during the six months ended June 30, 2018 increased $5.4 million to $13.0 million compared to $7.6 million for the six months ended June 30, 2018.

Interest expense on FHLB advances increased $110,000, or 38.2%, to $398,000 for the six months ended June 30, 2019 from $288,000 for the six months ended June 30, 2018. The average balance of advances increased $340,000, or 1.00%, for the six months ended June 30, 2019. The average cost of FHLB borrowings increased 60 basis points during the six months ended June 30, 2019, due primarily to increases in market interest rates.

Net Interest Income. Net interest income increased $504,000, or 21.4%, to $2.9 million for the six months ended June 30, 2019. The interest rate spread increased 13 basis points to 2.79% for the six months ended June 30, 2019 compared to 2.66% for the six months ended June 30, 2018. The net interest margin increased 15 basis point to 3.04% for the six months ended June 30, 2019 from 2.89% for the six months ended June 30, 2018.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we did not record a provision for loan losses for the six months ended June 30, 2019, a decrease of $30,000 from the six months ended June 30, 2018. The allowance for loan losses was $1.4 million, or 0.78% of total loans, at June 30, 2019, compared to $1.4 million, or 0.89% of total loans, at June 30, 2018. The determination not to record a provision for loan losses in the six months ended June 30, 2019, was due primarily to the continued low balances of nonperforming loans and delinquent loans during the current period. Total nonperforming loans were $304,000 at June 30, 2019, compared to $386,000 at June 30, 2018. Classified loans declined to $1.2 million at June 30, 2019, compared to $1.6 million at June 30, 2018, and total loans past due greater than 30 days were $467,000 and $478,000 at those respective dates. The Company had no net charge-offs during either of the six month periods ended June 30, 2019 and 2018. As a percentage of nonperforming loans, the allowance for loan losses was 462.4% at June 30, 2019, compared to 360.3% at June 30, 2018.

Non-Interest Income. Non-interest income decreased $61,000, or 4.5%, to $1.3 million for the six months ended June 30, 2019 from $1.4 million for the comparable six months in 2018. The decrease was primarily due to an $88,000 decrease in gain on sales of loans and a $12,000 decrease in mortgage servicing rights, partially offset by an increase of $39,000 in other income. The decrease in gain on sale of loans was due primarily to competitive pricing pressures in the local market. The increase in other income was due primarily to an increase in service fees on deposits.

Non-Interest Expense. Non-interest expense increased $588,000, or 18.3%, to $3.8 million for the six months ended June 30, 2019. The increase was due primarily to a $411,000, or 25.0%, increase in salary and employee benefits to $2.1 million in the first six months of 2019 from $1.6 million for the comparable six months in 2018, attributable to increased staffing levels as well as termination and retention bonuses for certain Kentucky Federal employees. Data processing expense increased $90,000, or 30.7%, to $382,000 during the six months ended June 30, 2019 from $292,000 for the six months ended June 30, 2017, due primarily to overall growth including the addition of Kentucky Federal’s accounts. The final integration of Kentucky Federal’s data processing was completed April 26, 2019. Advertising expense decreased $12,000, or 16.4% due to a reduction in billboard, print and social media marketing. Loan cost expense decreased $57,000 or 26.4% primarily due to lower net closing cost expense.

Federal Income Taxes. Federal income taxes decreased $62,000, or 59.2%, to $43,000 for the six months ended June 30, 2019, compared to the same period in 2018, primarily due to a decrease in pre-tax income of $115,000, or 24.5%, as well as the effects of deductible merger-related costs. The effective tax rates were 12.1% and 22.4% for the six months ended June 30, 2019 and 2018, respectively.

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

	For the Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest	Average Yield/Rate (5)	Average Outstanding Balance	Interest	Average Yield/Rate (5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$177,764	$4,023	4.53%	$153,021	$3,197	4.18%
Securities	536	6	2.24	830	8	1.93
Other (1)	9,908	163	3.29	9,614	83	1.73
Total interest-earning assets	188,208	4,192	4.45	163,465	3,288	4.02
Non-interest-earning assets	14,328			10,967
Total assets	$202,536			$174,432

Interest-bearing liabilities:
Savings	$33,953	$73	0.43	$24,346	$18	0.15
Interest-bearing demand	12,984	74	1.14	7,597	64	1.68
Certificates of deposit	77,582	785	2.02	69,027	559	1.62
Total deposits	124,519	932	1.50	100,970	641	1.27
Borrowings	35,628	398	2.23	35,288	288	1.63
Total interest-bearing liabilities	160,147	1,330	1.66	136,258	929	1.36
Non-interest-bearing Demand	16,361			16,588
Other non-interest-bearing liabilities	3,371			2,733
Total non- interest-bearing liabilities	19,732			19,321
Total equity	22,657			18,853
Total liabilities and total equity	$202,536			$174,432
Net interest income		$2,862			$2,359
Net interest rate spread (2)			2.79%			2.66%
Net interest-earning assets (3)	$28,061			$27,207
Net interest margin (4)			3.04%			2.89%
Average interest-earning assets to interest-bearing liabilities			117.52%			119.97%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At June 30, 2019, the Bank had $41.3 million outstanding in advances from the FHLB. At June 30, 2019, the Bank had collateral based capacity to borrow an additional $51.3 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $2.5 million and net cash provided by operating activities was $794,000 for the six months ended June 30, 2019 and 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $5.7 million for the six months ended June 30, 2019. Net cash used in investing activities was $6.0 million for six months ended June 30, 2018. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $8.3 million and $6.6 million for the six months ended June 30, 2019 and 2018, respectively.

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

Cincinnati Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At June 30, 2019, Cincinnati Bancorp (on an unconsolidated, stand-alone basis) had liquid assets of $569,000.

At June 30, 2019, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $22.8 million, or 11.1% of adjusted total assets, which is above the well-capitalized required level of $10.3 million, or 5.0%; total risk-based capital of $24.2 million, or 16.5% of risk-weighted assets, which is above the well-capitalized required level of $14.7 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $22.8 million, or 15.6%, of risk weighted assets, which is above the well-capitalized required level of $9.5 million, or 6.5%. At December 31, 2018, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $23.1 million, or 11.5% of adjusted total assets, which is above the well-capitalized required level of $10.0 million, or 5.0%; and total risk-based capital of $24.5 million, or 17.5% of risk-weighted assets, which is above the well-capitalized required level of $14.0 million, or 10.0% of risk-weighted assets. Accordingly, Cincinnati Federal was categorized as well capitalized at June 30, 2019, and December 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2019. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2019, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Amended and Restated Bylaws (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

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

CINCINNATI BANCORP

Date: August 14, 2019	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: August 14, 2019	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

