Form 10-Q
period 2019-09-30
Cincinnati Bancorp
filed 2019-11-14
CIK 1635484

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

YES ☐     NO ☒

As of November 12, 2019, 1,817,865 shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding, of which 1,008,969 shares were owned by CF Mutual Holding Company.

Cincinnati Bancorp

Form 10-Q

Part I. – Financial Information

Item 1.	Financial Statements

Cincinnati Bancorp

Condensed Consolidated Balance Sheets

September 30, 2019 (Unaudited) and December 31, 2018

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Cash and due from banks	$2,618,034	$2,620,309
Interest-bearing demand deposits in banks	5,148,907	4,107,880
Federal funds sold	7,239,000	4,361,000

Cash and cash equivalents	15,005,941	11,089,189

Interest-bearing time deposits	-	200,000
Available-for-sale securities	2,330,569	630,361
Loans held for sale	5,995,619	1,282,000
Loans, net of allowance for loan losses of $1,407,545 and $1,405,072, respectively	183,789,252	170,365,031
Premises and equipment, net	3,376,574	3,407,185
Federal Home Loan Bank stock	2,657,400	2,583,100
Foreclosed assets held for sale	-	102,098
Interest receivable	644,699	569,659
Mortgage servicing rights	1,306,058	1,252,740
Federal Home Loan Bank lender risk account receivable	1,570,805	1,703,276
Bank-owned life insurance	4,064,617	3,997,242
Other assets	732,731	512,180

Total assets	$221,474,265	$197,694,061

Liabilities and Stockholders' Equity

Liabilities
Deposits
Demand	$28,874,163	$29,308,448
Savings	36,356,603	32,534,398
Certificates of deposit	73,043,628	80,548,910
Total deposits	138,274,394	142,391,756

Federal Home Loan Bank advances	55,745,909	28,580,438
Advances from borrowers for taxes and insurance	1,583,844	1,799,419
Interest payable	96,212	53,945
Directors deferred compensation	630,166	571,186
Other liabilities	1,435,770	1,155,894

Total liabilities	197,766,295	174,552,638

Commitments and Contingent Liabilities

Temporary Equity
ESOP Shares subject to mandatory redemption	226,411	180,563

Stockholders' Equity
Preferred stock - authorized 1,000,000 shares, $0.01 par value, none issued	-	-
Common stock - authorized 9,000,000 shares, $0.01 par value, 1,817,865 and 1,816,329 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	29,607	29,593
Additional paid-in capital	7,515,291	7,458,745
Unearned ESOP shares	(460,546)	(494,245)
Retained earnings - substantially restricted	16,677,406	16,219,209
Accumulated other comprehensive loss	(280,199)	(252,442)

Total stockholders' equity	23,481,559	22,960,860

Total liabilities, temporary equity, and stockholders' equity	$221,474,265	$197,694,061

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Income

Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Interest and Dividend Income
Loans, including fees	$2,090,641	$1,678,088	$6,113,727	$4,875,357
Securities	5,812	4,764	12,227	12,362
Dividends on Federal Home Loan Bank stock and other	73,123	48,738	236,381	131,505
Total interest and dividend income	2,169,576	1,731,590	6,362,335	5,019,224

Interest Expense
Deposits	488,044	343,449	1,420,147	984,254
Federal Home Loan Bank advances	274,770	193,208	673,009	481,392
Total interest expense	762,814	536,657	2,093,156	1,465,646

Net Interest Income	1,406,762	1,194,933	4,269,179	3,553,578

Provision for Loan Losses	25,000	15,000	25,000	45,000

Net Interest Income After Provision for Loan Losses	1,381,762	1,179,933	4,244,179	3,508,578

Noninterest Income
Gain on sales of loans	544,208	479,925	1,260,415	1,284,450
Mortgage servicing fees (costs)	(88,342)	3,073	79,583	182,747
Other	225,185	178,938	638,582	552,903
Total noninterest income	681,051	661,936	1,978,580	2,020,100

Noninterest Expense
Salaries and employee benefits	1,079,464	851,748	3,136,506	2,497,539
Occupancy and equipment	146,143	114,114	435,840	354,223
Directors compensation	43,773	42,250	148,333	126,750
Data processing	136,330	158,181	518,469	450,535
Professional fees	86,104	68,843	231,101	219,431
Franchise tax	54,081	38,570	154,379	116,427
Deposit insurance premiums	8,985	12,860	37,391	38,245
Advertising	14,936	43,871	75,759	116,583
Software licenses	31,885	21,677	88,842	65,234
Loan costs	117,376	97,147	277,237	314,299
Net gains on sales of foreclosed assets	(35,944)	-	(90,418)	-
Merger-related expenses	-	148,836	18,000	231,029
Other	216,321	148,983	673,026	433,582
Total noninterest expense	1,899,454	1,747,080	5,704,465	4,963,877

Income Before Income Taxes	163,359	94,789	518,294	564,801

Provision for Income Taxes	17,217	68,951	60,097	174,086

Net Income	$146,142	$25,838	$458,197	$390,715

Earnings per common share - basic	$0.08	$0.01	$0.26	$0.23
Earnings per common share - diluted	$0.08	$0.01	$0.26	$0.23
Weighted-average shares outstanding - basic	1,749,116	1,681,504	1,747,915	1,678,234
Weighted-average shares outstanding - diluted	1,777,925	1,692,564	1,771,966	1,681,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Comprehensive Income

Three and Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net Income	$146,142	$25,838	$458,197	$390,715

Other Comprehensive Income (Loss):
Net unrealized gains (losses) on available-for-sale securities	(6,688)	(1,390)	(4,654)	354
Tax benefit (expense)	1,404	292	977	(74)
Changes in directors' retirement plan prior service costs	(10,161)	(2,664)	(30,481)	(7,991)
Tax benefit	2,134	559	6,401	1,678
Other comprehensive loss	(13,311)	(3,203)	(27,757)	(6,033)

Comprehensive Income	$132,831	$22,635	$430,440	$384,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Stockholders’ Equity

Three Months Ended September 30, 2019 and 2018 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Ended September 30, 2019:

Balance, July 1, 2019	$29,593	$7,488,899	$(471,779)	$16,531,264	$(266,888)	$23,311,089

Issuance of common stock	14	12,860	-	-	-	12,874

ESOP shares subject to mandatory redemption	-	(17,209)	-	-	-	(17,209)

ESOP shares earned	-	4,951	11,233	-	-	16,184

Stock based compensation expense	-	25,790	-	-	-	25,790

Net income	-	-	-	146,142	-	146,142

Other comprehensive loss	-	-	-	-	(13,311)	(13,311)

Balance, September 30, 2019	$29,607	$7,515,291	$(460,546)	$16,677,406	$(280,199)	$23,481,559

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Three Ended September 30, 2018:

Balance, July 1, 2018	$17,192	$6,204,005	$(516,710)	$14,282,765	$(246,740)	$19,740,512

ESOP shares subject to mandatory redemption	-	(11,230)	-	-	-	(11,230)

ESOP shares earned	-	3,646	11,233	-	-	14,879

Stock based compensation expense	-	25,793	-	-	-	25,793

Net income	-	-	-	25,838	-	25,838

Other comprehensive loss	-	-	-	-	(3,202)	(3,202)

Balance, September 30, 2018	$17,192	$6,222,214	$(505,477)	$14,308,603	$(249,942)	$19,792,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Stockholders’ Equity

Nine Months Ended September 30, 2019 and 2018 (Unaudited)

					Accumulated
		Additional	Unearned		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Nine Months Ended September 30, 2019:

Balance, January 1, 2019	$29,593	$7,458,745	$(494,245)	$16,219,209	$(252,442)	$22,960,860

Issuance of common stock	14	12,860	-	-	-	12,874

ESOP shares subject to mandatory redemption	-	(45,848)	-	-	-	(45,848)

ESOP shares earned	-	12,162	33,699	-	-	45,861

Stock based compensation expense	-	77,372	-	-	-	77,372

Net income	-	-	-	458,197	-	458,197

Other comprehensive loss	-	-	-	-	(27,757)	(27,757)

Balance, September 30, 2019	$29,607	$7,515,291	$(460,546)	$16,677,406	$(280,199)	$23,481,559

			Unearned		Accumulated
		Additional	ESOP		Other	Total
	Common	Paid-in	ESOP	Retained	Comprehensive	Stockholders'
	Stock	Capital	Shares	Earnings	Loss	Equity
For the Nine Months Ended September 30, 2018:

Balance, January 1, 2018	$17,192	$6,172,924	$(539,176)	$13,877,828	$(203,985)	$19,324,783

Cumulative effect of adoption of ASU 2018-02	-	-	-	40,060	(40,060)	-

ESOP shares subject to mandatory redemption	-	(33,699)	-	-	-	(33,699)

ESOP shares earned	-	5,617	33,699	-	-	39,316

Stock based compensation expense	-	77,372	-	-	-	77,372

Net income	-	-	-	390,715	-	390,715

Other comprehensive loss	-	-	-	-	(5,897)	(5,897)

Balance, September 30, 2018	$17,192	$6,222,214	$(505,477)	$14,308,603	$(249,942)	$19,792,590

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2018 (Unaudited)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Operating Activities
Net income	$458,197	$390,715
Items not requiring (providing) cash:
Depreciation and amortization	144,132	101,322
Provision for loan losses	25,000	45,000
Amortization of premiums and discounts on securities, net	9,445	7,128
Amortization of deferred prepayment penalty on Federal Home Loan Bank advances	3,471	3,471
Change in deferred income taxes	44,791	726
Gain on sale of loans	(1,260,415)	(1,284,450)
Proceeds from the sale of loans held for sale	58,545,090	43,362,891
Origination of loans held for sale	(61,998,294)	(42,520,706)
Earnings on cash surrender value of bank-owned life insurance	(67,375)	(55,659)
Stock-based compensation expense	77,372	77,372
ESOP shares earned	45,861	39,316
Gain on sale of foreclosed assets	(90,418)	-
Changes in:
Interest receivable	(75,040)	(56,323)
Mortgage servicing rights	(53,318)	(194,256)
Federal Home Loan Bank lender risk account receivable	132,471	101,833
Other assets	(220,551)	(23,058)
Interest payable	42,267	24,193
Other liabilities	270,962	(15,725)
Net cash (used in) provided by operating activities	(3,966,352)	3,790

Investing Activities
Proceeds from maturities of available-for-sale securities	251,504	193,914
Purchase of available for sale securities	(1,965,811)	-
Purchase of Federal Home Loan Bank stock	(74,300)	(18,700)
Net change in loans	(13,497,348)	(6,331,961)
Proceeds from the sale of interest-bearing time deposits	-	-
Proceeds from the maturities of interest-bearing time deposits	200,000	-
Purchase of premises and equipment	(113,521)	(11,986)
Proceeds from sale of foreclosed assets	240,643	-
Net cash used in investing activities	(14,958,833)	(6,168,733)

Financing Activities
Net (decrease) increase in deposits	(4,117,362)	1,946,731
Proceeds from stock issuance	14	-
Proceeds from Federal Home Loan Bank advances	106,486,000	109,248,924
Repayment of Federal Home Loan Bank advances	(79,324,000)	(105,238,924)
Proceeds from stock options exercised	12,860	-
Net decrease in advances from borrowers for taxes and insurance	(215,575)	(276,216)
Net cash provided by financing activities	22,841,937	5,680,515

Increase (Decrease) in Cash and Cash Equivalents	3,916,752	(484,428)
Cash and Cash Equivalents, Beginning of Period	11,089,189	10,266,824
Cash and Cash Equivalents, End of Period	$15,005,941	$9,782,396

Supplemental Cash Flows Information
Interest paid	$2,050,889	$1,441,453
Income taxes paid	-	222,229
Real estate acquired in settlement of loans	48,127	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 1:	Nature of Operations and Summary of Significant Account Policies

Nature of Operations

Cincinnati Bancorp (“Company”) is the mid-tier holding company for Cincinnati Federal (the “Bank”), a federally chartered stock savings and loan association that is primarily engaged in providing a full range of banking and financial services to individual and corporate customers. Our business operations are conducted in the larger Greater Cincinnati/Northern Kentucky metropolitan area which includes Hamilton, Warren, Butler and Clermont Counties in Ohio, Boone, Kenton and Campbell Counties in Kentucky, and Dearborn County, Indiana. On October 14, 2015, the Bank reorganized into the mutual holding company structure. As part of the reorganization, the Company sold 773,663 shares of common stock at a price of $10.00 per share in a public offering and issued 945,587 shares of common stock to CF Mutual Holding Company (the “MHC”), the Company’s parent mutual holding company. The Company is subject to competition from other financial institutions. The Company is subject to the regulation of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

Pursuant to a Plan of Conversion and Reorganization (the “Plan of Conversion”) adopted by the MHC’s Board of Directors on July 17, 2019, the MHC intends to convert from a mutual holding company to a stock holding company whereby a newly chartered Maryland corporation, Cincinnati Bancorp, Inc., will succeed to the Company and become the stock holding company of the Bank. In accordance with the Plan of Conversion, the shares of common stock of the Company owned by persons other than the MHC (the shares owned by CF MHC will be canceled) will be converted into shares of common stock of Cincinnati Bancorp, Inc. based on an exchange ratio and Cincinnati Bancorp, Inc. will offer for sale shares of common stock, representing the MHC’s ownership interest in the Company, in a subscription offering and, if necessary, in a community offering and a syndicated community offering. Consummation of the conversion is subject to final regulatory approval as well as approval by the MHC’s members (i.e., depositors and certain borrowers of the Bank) and by the Company’s stockholders (including approval by the holders of a majority of the outstanding shares of common stock of the Company owned by persons other than the MHC). For additional information, refer to Cincinnati Bancorp, Inc.’s Registration Statement on Form S-1, as amended (SEC File No. 333-233708), filed with the Securities and Exchange Commission.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements as of September 30, 2019 and December 31, 2018 and for the three months and nine months ended September 30, 2019 and 2018 include the accounts of Cincinnati Bancorp and the Bank. All significant intercompany items have been eliminated.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Interim Financial Statements

The interim unaudited condensed financial statements as of September 30, 2019, and for the three months and nine months ended September 30, 2019 and 2018 are unaudited and reflect all normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. These unaudited condensed consolidated financial statements have been prepared according to the rules and regulations of the Securities and Exchange Commission and, therefore, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted. The results of operations for the three months and nine months ended September 30, 2019, are not necessarily indicative of the results to be achieved for the remainder of the year ending December 31, 2019, or any other period.

The accompanying condensed consolidated financial statements as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018 should be read in conjunction with the audited financial statements as of December 31, 2018 and 2017 and for the years ended December 31, 2018 and 2017 contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Direct acquisition and integration costs were expensed as incurred and totaled approximately $18,000 for the nine months ended September 30, 2019 and $231,000 for the nine months ended September 30, 2018. These items were recorded as merger-related expenses on the consolidated statements of income.

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

The amortized cost and approximate fair values, together with gross unrealized gains and losses, of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-Sale Securities:

September 30, 2019 (unaudited):
Mortgage-backed securities of government sponsored entities	$2,334,309	$3,840	$(7,580)	$2,330,569

December 31, 2018:
Mortgage-backed securities of government sponsored entities	$629,447	$3,806	$(2,892)	$630,361

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Company had no sales of investment securities during the three month and nine month periods ended September 30, 2019 and 2018. The Company had not pledged any of its investment securities as of September 30, 2019 or December 31, 2018.

The amortized cost and fair value of available-for-sale securities at September 30, 2019 and December 31, 2018, by contractual maturity, if applicable, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties, as is the case with mortgage-backed securities included in the following table:

	September 30, 2019		December 31, 2018
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Mortgage-backed securities of government sponsored entities	$2,334,309	$2,330,569	$629,447	$630,361

Certain investments in debt securities have fair values at an amount less than their historical cost. The total fair value of these investments at September 30, 2019 and December 31, 2018 was $2,216,919 and $512,303, respectively, which was approximately 95% and 81%, respectively, of the Company’s investment portfolio at those respective dates.

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment class and length of time that the individual securities have been in continuous unrealized loss position at September 30, 2019 and December 31, 2018:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2019:
Mortgage-backed securities of government sponsored entities	$2,085,315	$(7,016)	$131,604	$(564)	$2,216,919	$(7,580)

December 31, 2018:
Mortgage-backed securities of government sponsored entities	$-	$-	$512,303	$(2,892)	$512,303	$(2,892)

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 4:	Loans and Allowance for Loan Losses

Categories of loans at September 30, 2019 and December 31, 2018 include:

	September 30,	December 31,
	2019	2018
	(Unaudited)
One to four family mortgage loans - owner occupied	$96,307,905	$93,659,520
One to four family - investment	13,812,809	14,242,563
Multi-family mortgage loans	36,594,493	27,140,014
Nonresidential mortgage loans	20,359,489	18,930,426
Construction and land loans	6,835,406	7,293,737
Real estate secured lines of credit	11,054,265	11,373,975
Commercial loans	363,737	415,730
Other consumer loans	937,256	796,051
Total loans	186,265,360	173,852,016

Less:
Net deferred loan costs	(514,803)	(491,331)
Undisbursed portion of loans	1,583,366	2,573,244
Allowance for loan losses	1,407,545	1,405,072

Net loans	$183,789,252	$170,365,031

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the activity in the allowance for loan losses and the recorded investment in loans based on portfolio segment and impairment method for the three and nine months ended September 30, 2019 and 2018 and the year ended December 31, 2018:

	At or for Nine Months Ended September 30, 2019 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072
Provision (credit) charged to expense	(81,169)	(27,962)	138,667	6,201	(10,142)	(1,320)	(1,443)	2,168	25,000
Losses charged off	(14,431)	(8,012)	-	-	-	-	-	(84)	(22,527)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$361,030	$87,043	$363,051	$188,539	$90,045	$295,553	$7,558	$14,726	$1,407,545

Ending balance: Individually evaluated for impairment	$1,798	$35,802	$-	$-	$-	$-	$-	$-	$37,600

Ending balance: Collectively evaluated for impairment	$359,232	$51,241	$363,051	$188,539	$90,045	$295,553	$7,558	$14,726	$1,369,945
Loans:
Ending balance	$96,307,905	$13,812,809	$36,594,493	$20,359,489	$6,835,406	$11,054,265	$363,737	$937,256	$186,265,360

Ending balance: Individually evaluated for impairment	$1,081,053	$740,198	$508,621	$75,852	$-	$83,926	$-	$-	$2,489,650

Ending balance: Collectively evaluated for impairment	$95,226,852	$13,072,611	$36,085,872	$20,283,637	$6,835,406	$10,970,339	$363,737	$937,256	$183,775,710

	For the Three Months Ended September 30, 2019 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,558	$1,404,988
Provision (credit) charged to expense	(81,169)	(27,962)	138,667	6,201	(10,142)	(1,320)	(1,443)	2,168	25,000
Losses charged off	(14,431)	(8,012)	-	-	-	-	-	-	(22,443)
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$361,030	$87,043	$363,051	$188,539	$90,045	$295,553	$7,558	$14,726	$1,407,545

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	For the Nine Months Ended September 30, 2018 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072
Provision (credit) charged to expense	68,900	(34,786)	5,139	6,874	(1,388)	(1,632)	1,918	(25)	45,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$407,597	$136,888	$246,035	$203,685	$81,281	$311,006	$8,852	$9,728	$1,405,072

	For the Three Months Ended September 30, 2018 (Unaudited)
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of period	$423,442	$102,086	$252,836	$208,247	$75,211	$312,283	$6,210	$9,757	$1,390,072
Provision (credit) charged to expense	(15,845)	34,802	(6,801)	(4,562)	6,070	(1,277)	2,642	(29)	15,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of period	$407,597	$136,888	$246,035	$203,685	$81,281	$311,006	$8,852	$9,728	$1,405,072

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	At or For the Year Ended December 31, 2018
	One- to Four- Family Mortgage Loans Owner Occupied	One- to Four- Family Mortgage Loans Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Allowance for loan losses:
Balance, beginning of year	$338,697	$171,674	$240,896	$196,811	$82,669	$312,638	$6,934	$9,753	$1,360,072
Provision (credit) charged to expense	117,933	(48,657)	(16,512)	(14,473)	17,518	(15,765)	2,067	2,889	45,000
Losses charged off	-	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-	-	-	-
Balance, end of year	$456,630	$123,017	$224,384	$182,338	$100,187	$296,873	$9,001	$12,642	$1,405,072

Ending balance: Individually evaluated for impairment	$-	$33,683	$9,055	$-	$-	$-	$-	$-	$42,738

Ending balance: Collectively evaluated for impairment	$456,630	$89,334	$215,329	$182,338	$100,187	$296,873	$9,001	$12,642	$1,362,334
Loans:
Ending balance	$93,659,520	$14,242,563	$27,140,014	$18,930,426	$7,293,737	$11,373,975	$415,730	$796,051	$173,852,016

Ending balance: Individually evaluated for impairment	$966,592	$699,630	$621,757	$151,096	$-	$48,467	$-	$-	$2,487,542

Ending balance: Collectively evaluated for impairment	$92,692,928	$13,542,933	$26,518,257	$18,779,330	$7,293,737	$11,325,508	$415,730	$796,051	$171,364,474

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the credit risk profile of the Company’s loan portfolio based on internal rating category and payment activity as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$95,666,547	$13,019,538	$36,085,872	$19,770,269	$6,835,406	$10,872,276	$363,737	$937,256	$183,550,901
Special mention	-	609,916	136,170	589,220	-	21,500	-	-	1,356,806
Substandard	641,358	183,355	372,451	-	-	160,489	-	-	1,357,653
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$96,307,905	$13,812,809	$36,594,493	$20,359,489	$6,835,406	$11,054,265	$363,737	$937,256	$186,265,360

	December 31, 2018
	One- to Four- Family Mortgage Loans - Owner Occupied	One- to Four- Family Mortgage Loans - Investment	Multi-Family Mortgage Loans	Nonresidential Mortgage Loans	Construction & Land Loans	Real Estate Secured Lines of Credit	Commercial Loans	Other Consumer Loans	Total
Pass	$92,776,661	$13,010,425	$26,509,203	$18,234,663	$7,293,737	$11,225,481	$415,730	$795,523	$170,261,423
Special mention	-	1,101,684	138,723	627,934	-	26,000	-	-	1,894,341
Substandard	882,859	130,454	492,088	67,829	-	122,494	-	528	1,696,252
Doubtful	-	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-	-

Total	$93,659,520	$14,242,563	$27,140,014	$18,930,426	$7,293,737	$11,373,975	$415,730	$796,051	$173,852,016

Pass portfolio within the tables above consists of loans graded Prime (1) through Acceptable (4).

The Company evaluates the loan risk grading system definitions and allowance for loan losses methodology on an ongoing basis. No significant changes were made to either during the three or nine months ended September 30, 2019.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the loan portfolio aging analysis of the recorded investment in loans as of September 30, 2019 and December 31, 2018:

	September 30, 2019 (Unaudited)
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$220,003	$-	$51,568	$271,571	$96,036,334	$96,307,905	$-
One to four family - investment	-	-	-	-	13,812,809	13,812,809	-
Multi-family mortgage loans	-	-	-	-	36,594,493	36,594,493	-
Nonresidential mortgage loans	-	-	-	-	20,359,489	20,359,489	-
Construction & land loans	-	-	-	-	6,835,406	6,835,406	-
Real estate secured lines of credit	-	-	-	-	11,054,265	11,054,265	-
Commercial loans	-	-	-	-	363,737	363,737	-
Other consumer loans	-	-	-	-	937,256	937,256	-

Total	$220,003	$-	$51,568	$271,571	$185,993,789	$186,265,360	$-

	December 31, 2018
	30-59 Past Due	60-89 Days Past Due	90 Days and Greater Past Due	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days Past Due & Accruing
One to four-family mortgage loans	$158,932	$86,900	$676,024	$921,856	$92,737,664	$93,659,520	$-
One to four family - investment	-	-	-	-	14,242,563	14,242,563	-
Multi-family mortgage loans	-	-	-	-	27,140,014	27,140,014	-
Nonresidential mortgage loans	-	-	67,829	67,829	18,862,597	18,930,426	-
Construction & land loans	-	-	-	-	7,293,737	7,293,737	-
Real estate secured lines of credit	9,634	-	-	9,634	11,364,341	11,373,975	-
Commercial loans	-	-	-	-	415,730	415,730	-
Other consumer loans	-	-	528	528	795,523	796,051	-

Total	$168,566	$86,900	$744,381	$999,847	$172,852,169	$173,852,016	$-

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present impaired loans at September 30, 2019, September 30, 2018 and December 31, 2018:

				For the Three Months Ended		For the Nine Months Ended
	At September 30, 2019 (Unaudited)			September 30, 2019		September 30, 2019
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,014,485	$1,014,485	$-	$1,017,137	11,815	$1,037,293	$38,717
One to four family - investment	378,530	378,530	-	381,591	5,949	385,557	16,101
Multi-family mortgage loans	508,621	508,621	-	509,764	12,797	511,849	29,566
Nonresidential mortgage loans	75,852	75,852	-	77,662	1,182	79,530	2,415
Construction & land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	83,926	83,926	-	85,497	1,380	87,490	3,943
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance					-
One- to four-family mortgage loans	66,568	68,366	1,798	68,366	-	68,366	-
One to four family - investment	361,668	397,470	35,802	399,117	4,807	403,613	15,593
Multi-family mortgage loans	-	-	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,489,650	$2,527,250	$37,600	$2,539,134	$37,930	$2,573,698	$106,335

				For the Three Months Ended		For the Nine Months Ended
	At September 30, 2018			September 30, 2018		September 30, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized	Average Investment in Impaired Loans	Interest Income Recognized
	(Unaudited)
Loans without a specific valuation allowance
One- to four-family mortgage loans	$1,009,709	$1,009,709	$-	$1,012,936	10,539	$1,017,445	$26,434
One to four family - investment	319,210	319,211	-	320,767	4,296	324,377	12,333
Multi-family mortgage loans	517,814	517,814	-	518,490	7,216	520,339	24,455
Nonresidential mortgage loans	154,674	154,674	-	166,650	1,218	170,216	4,660
Construction & land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	49,729	49,729	-	50,470	838	51,331	2,255
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-
Loans with a specific valuation allowance					-
One- to four-family mortgage loans	-	-	-	-	-	-	-
One to four family - investment	434,395	472,509	38,113	474,478	4,531	479,303	16,286
Multi-family mortgage loans	108,503	117,100	9,055	117,285	1,277	117,928	4,730
Nonresidential mortgage loans	-	-	-	-	-	-	-
Construction & land loans	-	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-	-
Commercial Loans	-	-	-	-	-	-	-
Other consumer loans	-	-	-	-	-	-	-

	$2,594,034	$2,640,746	$47,168	$2,661,076	$29,915	$2,680,939	$91,153

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

	December 31, 2018
	Recorded Balance	Unpaid Principal Balance	Specific Allowance	Average Investment in Impaired Loans	Interest Income Recognized
Loans without a specific valuation allowance
One- to four-family mortgage loans	$966,592	$966,592	$-	$975,511	$33,914
One to four family - investment	315,393	315,393	-	322,564	39,833
Multi-family mortgage loans	514,993	514,993	-	519,339	47,559
Nonresidential mortgage loans	151,096	151,096	-	165,871	5,996
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	48,467	48,467	-	50,820	3,114
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-
Loans with a specific valuation allowance
One- to four-family mortgage loans	-	-	-	-	-
One to four family - investment	384,237	417,920	33,683	427,874	22,775
Multi-family mortgage loans	106,764	115,819	9,055	117,578	8,499
Nonresidential mortgage loans	-	-	-	-	-
Construction & land loans	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-
Commercial loans	-	-	-	-	-
Other consumer loans	-	-	-	-	-

	$2,487,542	$2,530,280	$42,738	$2,579,557	$161,690

Income recognized on a cash basis was not materially different than interest income recognized on an accrual basis. The following table presents the nonaccrual loans at September 30, 2019 and December 31, 2018. This table excludes performing TDRs.

	September 30,	December 31,
	2019	2018
	(Unaudited)
One- to four-family mortgage loans	$174,442	$676,024
One to four family - Investment	125,826	-
Multi-family mortgage loans	-	-
Nonresidential mortgage loans	-	67,829
Construction and land loans	-	-
Real estate secured lines of credit	-	-
Commercial loans	-	-
Other consumer loans	-	528

Total	$300,268	$744,381

At December 31, 2018, the Company had no loans that were modified in TDRs and impaired and there were no troubled debt restructurings during the year then ended.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present the new classified TDRs at September 30, 2019:

	Nine Months Ended September 30, 2019 (Unaudited)			Three Months Ended September 30, 2019 (Unaudited)
	Number of Loans	Pre- Modification Recorded Balance	Post-Modification Recorded Balance	Number of Loans	Pre- Modification Recorded Balance	Post- Modification Recorded Balance
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	3	$129,018	$157,789	1	$15,000	$15,000
Residential 1-4 family - investment	-	-	-	-	-	-
Multifamily	-	-	-	-	-	-
Nonresidential mortgage loans	-	-	-	-	-	-
Construction & land loans	-	-	-	-	-	-
Construction & land loans	-	-	-	-	-	-
Real estate secured lines of credit	-	-	-	-	-	-
Commercial loans	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-

	3	$129,018	$157,789	1	$15,000	$15,000

Newly restructured loans by type of modification are as follows for the nine months ended September 30, 2019:

September 30, 2019 (Unaudited)
	Interest Only	Term	Combination	Total Modification
Mortgage loans on real estate:
Residential 1-4 family - owner occupied	$-	$-	$117,054	$117,054
Residential 1-4 family -investment	-	-	-	-
Multifamily	-	-	-	-
Nonresidential mortgage loans	-	-	-	-
Construction & land loans	-	-	-	-
Real estate secured lines of credit	40,735	-	-	40,735
Commercial loans	-	-	-	-
Consumer loans	-	-	-	-

	$40,735	$-	$117,054	$157,789

There were no TDRs modified during the three months ended September 30, 2019 that subsequently defaulted. As of September 30, 2019, borrowers with loans designated as TDRs totaling $956,000 of residential real estate loans and $509,000 of multifamily loans, met the criteria for placement back on accrual status. This criteria is a minimum of six consecutive months of payment performance under existing or modified terms. As of September 30, 2019, the Company had no performing TDRs that did not meet the criteria for placement back on accrual status.

There were no foreclosed real estate properties at September 30, 2019. There were three foreclosed real estate properties at December 31, 2018 totaling $102,100, net of valuation allowances. There was one consumer mortgage loan in process of foreclosure at September 30, 2019 with a total net loan balance of $53,000.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 5:	Earnings Per Common Share

Basic earnings per common share (“EPS”) excludes dilution and is calculated by dividing net income applicable to common stock by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares that would have been outstanding if all potentially dilutive common stock equivalents were issued during the period. Unallocated common shares held by the Company’s Employee Stock Ownership Plan (“ ESOP”) are shown as a reduction in stockholders’ equity and are excluded from weighted-average common shares outstanding for both basic and diluted EPS calculations until they are committed to be released. The computations for the three and nine month periods ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)
Net income	$146,142	$25,838	$458,197	$390,715
Less allocation of earnings to participating securities	1,118	705	4,473	9,184
Net income allocated to common shareholders	$145,024	25,133	$453,724	381,531

Shares outstanding for basic earnings per share:
Shares issued	1,796,298	1,733,178	1,796,782	1,730,155
Less: Average unearned ESOP and unvested restricted stock:	47,182	51,674	48,867	51,921
Weighted-average shares outstanding - basic	1,749,116	1,681,504	1,747,915	1,678,234

Basic earnings per common share	$0.08	$0.01	$0.26	$0.23

Effect of dilutive securities:
Weighted-average shares outstanding - basic	1,749,116	1,681,504	1,747,915	1,678,234
Stock options	28,809	11,060	24,051	2,867
Weighted-average shares outstanding - diluted	1,777,925	1,692,564	1,771,966	1,681,101

Diluted earnings per share	$0.08	$0.01	$0.26	$0.23

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE6:	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined) to risk-weighted assets (as defined), common equity Tier I capital (as defined) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). Management believes that, as of September 30, 2019 and December 31, 2018, the Bank met all capital adequacy requirements to which it was subject at such dates.

Effective January 1, 2015, new regulatory capital requirements commonly referred to as ‘Basel III” were implemented and are reflected below. Management opted out of the accumulated comprehensive income treatment under the new requirements, and as such unrealized gains and losses from available-for-sale securities will continue to be excluded from regulatory capital.

The below minimum capital requirements exclude the capital conservation buffer required to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers. The capital conservation buffer was phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer was 2.50% at September 30, 2019 and 1.875% at December 31, 2018.

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

The Bank paid a dividend of $750,000 to the Company during the nine months ended September 30, 2019.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The Bank’s actual capital amounts and ratios are also presented in the following table:

	Actual		Minimum Capital Requirement		Minimum to Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2019 (Unaudited)

Total risk-based capital (to risk-weighted assets)	$24,475	15.5%	$12,628	8.0%	$15,785	10.0%

Tier I capital (to risk-weighted assets)	23,067	14.6%	9,471	6.0%	12,628	8.0%

Common Equity Tier I capital (to risk-weighted assets)	23,067	14.6%	7,103	4.5%	10,260	6.5%

Tier I capital (to adjusted total assets)	23,067	11.0%	8,406	4.0%	10,508	5.0%

As of December 31, 2018

Total risk-based capital (to risk-weighted assets)	$24,480	17.5%	$11,176	8.0%	$13,970	10.0%

Tier I capital (to risk-weighted assets)	23,075	16.5%	8,382	6.0%	11,176	8.0%

Common Equity Tier I capital (to risk-weighted assets)	23,075	16.5%	6,287	4.5%	9,081	6.5%

Tier I capital (to adjusted total assets)	23,075	11.5%	8,014	4.0%	10,017	5.0%

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 7:	Disclosure About Fair Values of Assets and Liabilities

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

Recurring Measurements

The following table presents the fair value measurements of assets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
September 30, 2019 (Unaudited)
Mortgage-backed securities of government sponsored entities	$2,330,569	$-	$2,330,569	$-
Mortgage servicing rights	1,306,058	-	-	1,306,058

December 31, 2018
Mortgage-backed securities of government sponsored entities	$630,361	$-	$630,361	$-
Mortgage servicing rights	1,252,740	-	-	1,252,740

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

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements related to mortgage servicing rights recognized in the accompanying condensed consolidated balance sheets using significant unobservable (Level 3) inputs:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(Unaudited)
Fair value as of the beginning of the period	$1,398,293	$1,084,654	$1,252,740	$909,821
Recognition of mortgage servicing rights on the sale of loans	60,088	64,282	146,766	169,465
Changes in fair value due to changes in valuation inputs or assumptions used in the valuation model	(152,323)	(44,859)	(93,448)	24,791

Fair value at the end of the period	$1,306,058	$1,104,077	$1,306,058	$1,104,077

Mortgage servicing rights are carried in the balance sheet at fair value and the changes in fair value are reported in other noninterest income in the period in which the changes occur.

Nonrecurring Measurements

The Company had four collateral-dependent loans measured at fair value on a nonrecurring basis at September 30, 2019 with a balance of $169,382. There was no fair value measurements of assets measured at fair value on a nonrecurring basis at December 31, 2018.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Unobservable (Level 3) Inputs

The following table presents quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2019 and December 31, 2018:

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
September 30, 2019 (Unaudited)
Mortgage servicing rights	$1,306,058	Discounted cash flow	Discount rate PSA prepayment speeds	10% 78%-138%

December 31, 2018
Mortgage servicing rights	$1,252,740	Discounted cash flow	Discount rate PSA prepayment speeds	10% 113%-218%

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

Loans

The estimated fair value of loans as of September 30, 2019 follows the guidance in ASU 2016-01, which prescribes an “exit price” in estimating and disclosing the fair value of financial instruments. The fair value calculation at that date discounted estimated cash flows using rates that incorporated discounts for credit, liquidity and marketability factors. The fair value at December 31, 2018 used an “entry price.” The fair value calculation for that date discounted estimated cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same maturities. As a result, the fair value disclosures for September 30, 2019 and December 31, 2018 are not directly comparable.

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

Commitments to Originate Loans, Forward Sale Commitments, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date. At September 30, 2019 and December 31, 2018, the fair value of commitments was not material.

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table presents estimated fair values of the Company’s financial instruments not previously presented at September 30, 2019 and December 31, 2018:

		Fair Value Measurements Using
	Carrying	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)
September 30, 2019 (Unaudited)
Financial Assets:
Cash and cash equivalents	$15,005,941	$15,005,941	$-	$-
Loans held for sale	5,995,619	-	6,128,444	-
Loans, net of allowance for loan
losses	183,789,252	-	-	179,470,205
Federal Home Loan Bank stock	2,657,400	-	2,657,400	-
Interest receivable	644,699	-	644,699	-
Federal Home Loan Bank lender risk
account receivable	1,570,805	-	-	1,731,473

Financial Liabilities:
Deposits	138,274,394	65,230,766	73,721,187	-
Federal Home Loan Bank advances	55,745,909	-	56,371,812	-
Advances from borrowers for taxes
and insurance	1,583,844	-	1,583,844	-
Interest payable	96,212	-	96,212	-

December 31, 2018
Financial Assets:
Cash and cash equivalents	$11,089,189	$11,089,189	$-	$-
Loans held for sale	1,282,000	-	1,307,890	-
Loans, net of allowance for loan
losses	170,365,031	-	-	174,545,610
Federal Home Loan Bank stock	2,583,100	-	2,583,100	-
Interest receivable	569,659	-	569,659	-
Federal Home Loan Bank lender risk
account receivable	1,703,276	-	-	1,677,187

Financial Liabilities:
Deposits	142,391,756	61,842,846	80,152,017	-
Federal Home Loan Bank advances	28,580,438	-	28,460,471	-
Advances from borrowers for taxes
and insurance	1,799,419	-	1,799,419	-
Interest payable	53,945	-	53,945	-

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

Commitments to fund fixed rate loans at September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019		December 31, 2018
(Unaudited)
		Interest Rate		Interest Rate
	Amount	Range	Amount	Range
Commitments to fund
fixed-rate loans	$15,110,000	3.125% - 4.875%	$2,566,950	4.625% - 6.00%

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

Loan commitments outstanding at September 30, 2019 and December 31, 2018, including commitments for fixed-rate loans shown above, were composed of the following:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Commitments to originate loans	$16,550,000	$2,845,450
Forward sale commitments	15,110,000	3,848,950
Lines of credit	17,039,191	16,119,038

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

NOTE 9:           Accumulated Other Comprehensive Loss

The components of other comprehensive loss, net of tax, included in stockholders’ equity at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
	(Unaudited)
Net unrealized gain on
available for sale securities	$(2,954)	$721

Directors' retirement plan	(351,400)	(320,917)

Tax benefit	74,155	67,754

Net of tax amount	$(280,199)	$(252,442)

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

Cincinnati Bancorp

Notes to Condensed Consolidated Financial Statements (Unaudited)

Activity in the stock option plan was as follows for the nine months ended September 30, 2019 and 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

	(Unaudited)
September 30, 2019
Outstanding, beginning of period	79,187	$9.55	8.50	$194,008
Granted	-	-
Exercised	(2,022)	$9.55
Forfeited	(4,718)	$9.55

Outstanding, end of period	72,447	$9.55	7.75	$456,416

Exercisable, end of period	28,979	$9.55	7.75	$182,566

September 30, 2018
Outstanding, beginning of period	79,187	$9.55	9.50	$69,685
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, end of period	79,187	$9.55	8.75	$351,590

Exercisable, end of period	15,837	$9.55	8.75	$70,318

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

Total compensation cost recognized in the income statement for share-based payment arrangements during the three months ended September 30, 2019 and 2018, was $25,793 and $25,790, respectively. The total compensation cost was $77,372 for the nine months ended September 30, 2019 and 2018.

As of September 30, 2019, there was approximately $283,117 of total unrecognized compensation cost related to unvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of three years.

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

On October 16, 2019, FASB approved a final ASU delaying the effective date of ASU No. 2016-13 for certain companies. No. 2016-13 is effective for public business entities that are U.S. Securities and Exchange Commission (“SEC”) filers that are not small reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach). The Company is currently evaluating the impact of these amendments to the Company’s financial position and results of operations and currently does not know or cannot reasonably quantify the impact of the adoption of the amendments as a result of the complexity and extensive changes from these amendments. The Allowance for Loan Losses (ALL) estimate is material to the Company and given the change from an incurred loss model to a methodology that considers the credit loss over the life of the loan, there is the potential for an increase in the ALL at adoption date. The Company is anticipating a significant change in the processes and procedures to calculate the ALL, including changes in assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current accounting policy and procedures for the other-than-temporary impairment on available-for-sale securities will be replaced with an allowance approach. The Company continues collecting and retaining historical loan and credit data. The Company is in the process of identifying data gaps. Certain CECL models are currently being evaluated. The Audit Committee is informed of ongoing CECL developments. For additional information on the allowance for loan losses, see Note 4.

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

For finance leases, a lessee shall recognize in the statement of income interest on the lease liability separately from the amortization of the right-of-use asset. Amortization of the right-to-use asset shall be on a straight-line basis, unless another basis is more representative of the pattern in which the lessee expects to consume the right-of-use asset’s future economic benefits. If the lease does not meet any of the five criteria, the lessee shall classify it as an operating lease and shall recognize a single lease cost on a straight line basis over the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On October 16, 2019, FASB approved a final ASU delaying the effective date for nonpublic business entities. Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available. The impact is not expected to have a material effect on the Company’s consolidated financial position or results of operations since the Company does not have a material amount of lease agreements.

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

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2019 and 2018 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q and with the audited financial statements and notes thereto at and for the year ended December 31, 2018, appearing in Cincinnati Bancorp’s Form 10-K for the year ended December 31, 2018.

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

Comparison of Financial Condition at September 30, 2019 and December 31, 2018

Total Assets. Total assets were $221.5 million at September 30, 2019, an increase of $23.8 million, or 12.0%, from the $197.7 million at December 31, 2018. The increase resulted primarily from an increase in loans, net of allowances, of $13.4 million, an increase of $4.7 million in loans held for sale and an increase of $3.9 million in cash and cash equivalents.

Cash and Cash Equivalents. Cash and cash equivalents increased $3.9 million, or 35.3%, to $15.0 million at September 30, 2019.

Available-for-Sale Securities. Available-for-sale securities, which consisted entirely of U.S. government-sponsored mortgage-backed securities, increased $1.7 million, or 269.7%, to $2.3 million at September 30, 2019 from $630,000 at December 31, 2018. Securities purchased during the nine months ended September 30, 2019 totaled $2.0 million, which were partially offset by $252,000 in maturities.

The increases in cash and cash equivalents and available for sale securities during the nine months ended September 30, 2019, represent a strategic determination by the Company’s management to increase and maintain a higher level of liquidity, primarily in view of current and anticipated economic conditions.

Net Loans. Net loans increased $13.4 million, or 7.9%, to $183.8 million at September 30, 2019 from $170.4 million at December 31, 2018. During the nine months ended September 30, 2019, we originated $41.8 million of loans for portfolio, primarily comprised of $16.7 million of one-to-four family residential real estate loans, $14.5 million of multifamily loans, $4.5 million of home equity lines of credit, $3.5 million of construction and land loans and $2.1 million of nonresidential loans. During the nine months ended September 30, 2019, we sold $58.5 million of one-to- four family residential loans, on both a servicing–retained and servicing–released basis, and $1.8 million in multifamily loans on a servicing-retained basis. Subject to market conditions, management intends to continue this sales activity in future periods to generate gains on sale and servicing fee income.

The increase in net loans was comprised primarily of an increase in one-to-four family owner-occupied loans of $2.6 million, or 2.8%; an increase in multi-family loans of $9.5 million, or 34.8%; and an increase in nonresidential loans of $1.4 million, or 7.5%. We intend to continue to emphasize growth primarily in our commercial real estate and multi-family loan segments.

Loans Held for Sale. We currently sell certain fixed-rate, 15- and 30-year term one-to-four family mortgage loans. We have sold loans on both a servicing-released and servicing-retained basis to: the FHLB-Cincinnati, through its mortgage purchase program; Freddie Mac; and certain private sector third-party buyers. Loans held for sale increased $4.7 million, or 367.7%, to $6.0 million at September 30, 2019 from $1.3 million at December 31, 2018 as a result of increased origination of loans to be sold, due primarily to declining mortgage interest rates. Additionally, we sell participation interests on multi-family and nonresidential loans to manage our loans to one borrower exposures.

Deposits. Deposits decreased $4.1 million, or 2.9%, to $138.3 million at September 30, 2019 from $142.4 million at December 31, 2018. Core deposits, defined as demand, NOW and savings accounts, increased $3.4 million, or 5.5%, to $65.2 million at September 30, 2019 from $61.8 million at December 31, 2018. The increase was primarily the result of marketing efforts directed at increasing retail deposit accounts and an increase in interest paid on larger balance savings accounts. Time deposits decreased $7.5 million, or 9.3%, to $73.0 million at September 30, 2019 from $80.5 million at December 31, 2018. Certificates originated through the National CD Rateline service decreased $7.1 million to $6.0 million at September 30, 2019, and are included in the decrease in time deposits noted above. During the nine months ended September 30, 2019, management continued its strategy of pursuing growth in lower cost core deposits, and intends to continue its efforts to increase core deposits.

Federal Home Loan Bank Advances. Federal Home Loan Bank advances increased $27.2 million, or 95.1%, to $55.7 million at September 30, 2019. The additional advances were used to fund loan originations and net deposit outflows, as well as the increases in cash and cash equivalents and investment securities during the period.

Stockholders’ Equity. Stockholders’ equity increased $521,000, or 2.3%, to $23.5 million at September 30, 2019. The increase was primarily due to net income for the nine month period ended September 30, 2019.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and September 30, 2018

General. The Company recorded net income of $146,000 the quarter ended September 30, 2019, an increase of $120,000, or 465.6%, compared to the quarter ended September 30, 2018. The increase was primarily due to a $212,000 increase in net interest income, a $19,000 increase in noninterest income, and a $52,000 decrease in federal income taxes, which were partially offset by a $152,000 increase in noninterest expense. The Company completed the merger of Kentucky Federal in October 2018. As a result, the results of operations for the three months ended September 30, 2019 include the effects of the merger, while the results of operations for the three months ended September 30, 2018 have not been adjusted to reflect any effect of the merger. Accordingly, the income and expense items in the income statement for the three months ended September 30, 2019, can be expected to show overall increases in comparison to the three months ended September 30, 2018. See footnote No. 2 to the financial statements for additional information regarding the merger.

Interest and Dividend Income. Interest income increased $438,000, or 25.3%, to $2.2 million for the quarter ended September 30, 2019 compared to the comparable quarter in 2018. Interest income on loans increased $413,000, or 24.6%, to $2.1 million as of September 30, 2019. The average balance of loans during the three months ended September 30, 2019 increased $30.5 million to $186.2 million, compared to the three months ended September 30, 2018. The increase in average loans outstanding was primarily due to the merger. The average yield on loans increased 18 basis points to 4.49% for the three months ended September 30, 2019 from 4.31% for the three months ended September 30, 2018 primarily due to the increase in market interest rates. Interest income on other investments increased $24,000, or 50.0%, for the three months ended September 30, 2019 due to an increase in dividends on FHLB-Cincinnati stock from the merger with Kentucky Federal and an increase in average balances of $2.5 million. The yield on other interest-earning assets increased 38 basis points due to higher short term market interest rates.

Interest Expense. Total interest expense increased $226,000, or 42.1%, to $763,000 for the quarter ended September 30, 2019 from $537,000 for the quarter ended September 30, 2018. Interest expense on deposit accounts increased $145,000, or 42.1%, to $488,000 for the quarter ended September 30, 2019 from $343,000 for the quarter ended September 30, 2018. The increase in deposit expense between comparable quarters in 2019 from 2018 was primarily due to a $27.2 million increase in average interest-bearing deposit accounts, and a 15 basis point increase in average cost primarily due to the increase in deposit rates in the local market. The increase in average interest-bearing deposit accounts was primarily due to the merger with Kentucky Federal.

Interest expense on savings increased $36,000 during the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 due to the offering of a higher yielding savings account to attract retail deposits. These higher yielding savings accounts grew by $10.2 million. Interest expense on interest-bearing demand accounts increased $5,000, or 15.2%, to $38,000 for the quarter ended September 30, 2019. The average balances in interest-bearing demand accounts increased $11.0 million during the three months ended September 30, 2019 compared to September 30, 2018. Interest expense on certificates of deposit increased $103,000, or 34.9%, as a result of a $6.1 million, or 9.1%, increase in the average balance of these certificates. The average cost of certificates increased 42 basis points to 2.19% primarily due to the increase in certificate of deposit rates in the local market.

Interest expense on FHLB advances increased $82,000, or 42.2%, to $275,000 for the quarter ended September 30, 2019 from $193,000 for the quarter ended September 30, 2018. The average balance of advances increased $10.5 million, or 26.8%, for the quarter ended September 30, 2019. The average cost of FHLB borrowings increased 24 basis points due primarily to an increase in market interest rates.

Net Interest Income. Net interest income increased $212,000, or 17.7%, to $1.4 million for the quarter ended September 30, 2019 compared to the same quarter in 2018. The interest rate spread was unchanged at 2.63% for the quarters ended September 30, 2019 and 2018. The net interest margin decreased six basis points to 2.82% for the quarter ended September 30, 2019 compared to 2.88% for the quarter ended September 30, 2018.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a $25,000 provision for loan losses for the three months ended September 30, 2019, an increase of $10,000 from the quarter ended September 30, 2018. The allowance for loan losses was $1.4 million, or 0.76% of total loans, at September 30, 2019, compared to $1.4 million, or 0.89% of total loans, at September 30, 2018. The Company had $23,000, or 0.01% in net charge-offs during the three month period ended September 30, 2019 and had no net charge-offs during the period ended September 30, 2018. As a percentage of nonperforming loans, the allowance for loan losses was 468.8% at September 30, 2019, compared to 368.8% at September 30, 2018.

The allowance for loan losses reflects the estimate we believe to be adequate to cover probable losses which were inherent in the loan portfolio at September 30, 2019. While we believe the estimates and assumptions used in our determination of the adequacy of the allowance are reasonable, such estimates and assumptions could be proven incorrect in the future, and the actual amount of future provisions may exceed the amount of past provisions, and the increase in future provisions that may be required may adversely impact our financial condition and results of operations. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.

Non-Interest Income. Non-interest income increased $19,000, or 2.9%, to $681,000 for the quarter ended September 30, 2019 from $662,000 for the comparable quarter in 2018. The gain on sale of loans increased $64,000, or 13.4%, to $544,000 for the quarter ended September 30, 2019 from $480,000 for the comparable quarter in 2018. Mortgage servicing fees decreased $91,000, due primarily to a decrease in the fair value of mortgage servicing rights, which was partially offset by the recognition of new mortgage servicing rights on loans sales of $60,000 for the quarter ended September 30, 2019. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market rates decrease resulting in a decrease in the fair value of mortgage servicing rights. Increasing mortgage prepayment speeds had an adverse impact on the value of our mortgage servicing rights. Other income increased $46,000, or 25.8%, to $225,000 for the quarter ended September 30, 2019, compared to the same quarter in 2018, due primarily to an increase in fees collected on loans and deposit accounts.

Non-Interest Expense. Non-interest expense increased $152,000, or 8.7%, to $1.9 million for the quarter ended September 30, 2019 compared to the comparable quarter in 2018. The increase in noninterest expense was primarily attributable to the merger of Kentucky Federal. Salaries and employee benefits increased $228,000, or 26.7%, to $1.1 million for the quarter ended September 30, 2019 from $852,000 for the comparable quarter in 2018, due to increased loan officer commission expense, increased healthcare costs, and increased payroll expense. Loan costs increased $20,000, or 20.8% due to increased loan origination activity. Offsetting the overall increase in non-interest expenses were a $36,000 gain on sale of foreclosed assets in the 2019 quarter, and the absence of $149,000 of merger-related expenses recorded in the 2018 quarter. In addition, data processing expense decreased $22,000, or 13.8%, to $136,000 during the quarter ended September 30, 2019 from $158,000 for the quarter ended September 30, 2018, due to cost savings from the integration of accounts acquired in the merger of Kentucky Federal. The migration of Kentucky Federal accounts to the Company’s data processing system was completed during the second quarter of 2019, and resulted in the elimination of the overlap of maintaining dual data processing systems. Advertising expense decreased $29,000, or 66.0%, due to a pause in advertising while newer marketing strategies were being formulated and implemented.

Federal Income Taxes. Federal income taxes decreased $52,000, or 75.0%, to $17,000 for the quarter ended September 30, 2019 compared to the same quarter in 2018. The decrease was due primarily due to the effects of nondeductible merger-related expenses included in the 2018 quarter results, which was partially offset by a $69,000, or 72.3%, increase in pre-tax income. The effective tax rates were 10.5% and 72.7% for the three months ended September 30, 2019 and 2018, respectively.

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

	For the Three Months Ended September 30,
	2019			2018
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(5)	Balance	Interest	(5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$186,159	$2,091	4.49%	$155,635	$1,678	4.31%
Securities	883	6	2.72	732	5	2.73
Other (1)	12,350	73	2.36	9,893	49	1.98
Total interest-earning assets	199,392	2,170	4.35	166,260	1,732	4.17
Non-interest-earning assets	13,431			10,455
Total assets	$212,823			$176,715

Interest-bearing liabilities:
Savings	$35,381	$52	0.59	$25,169	$16	0.25
Interest-bearing demand	19,114	38	0.80	8,133	33	1.62
Certificates of deposit	72,676	398	2.19	66,621	295	1.77
Total deposits	127,171	488	1.53	99,923	344	1.38
Borrowings	49,901	275	2.20	39,364	193	1.96
Total interest-bearing liabilities	177,072	763	1.72	139,287	537	1.54
Non-interest-bearing Demand	9,233			15,587
Other non-interest-bearing liabilities	3,632			2,601
Total non- interest-bearing liabilities	12,865			18,188
Total equity	22,886			19,240
Total liabilities and total equity	$212,823			$176,715
Net interest income		$1,407			$1,195
Net interest rate spread (2)			2.63%			2.63%
Net interest-earning assets (3)	$22,320			$26,973
Net interest margin (4)			2.82%			2.88%
Average interest-earning assets to interest-bearing liabilities			112.61%			119.37%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Comparison of Operating Results for the Nine Months Ended September 30, 2019 and September 30, 2018

General. Net income for the nine months ended September 30, 2019 was $458,000, compared to net income of $391,000 for the nine months ended September 30, 2018, an increase of $67,000, or 17.1%. The increase was primarily due to a $715,000 increase in net interest income and a decrease in the provision for income tax of $114,000, partially offset by an increase in noninterest expense of $741,000 and a decrease in noninterest income of $41,000. The Company completed the merger of Kentucky Federal in October 2018. As a result, the results of operations for the nine months ended September 30, 2019 include the effects of the merger, while the results of operations for the nine months ended September 30, 2018 have not been adjusted to reflect any effect of the merger. Accordingly, the income and expense items in the income statement for the nine months ended September 30, 2019, can be expected to show overall increases in comparison to the nine months ended September 30, 2018. See footnote No. 2 to the financial statements for additional information regarding the merger.

Interest and Dividend Income. Interest income increased $1.3 million, or 26.8%, to $6.4 million for the nine months ended September 30, 2019 from the comparable nine months in 2018. Interest income on loans increased $1.2 million, or 25.4%, to $6.1 million as of September 30, 2019. The average balance of loans during the nine months ended September 30, 2019 increased $27.0 million to $180.9 million, compared to $153.9 million for the nine months ended September 30, 2018. The average yield on loans increased 29 basis points to 4.51% for the nine months ended September 30, 2019 from 4.22% for the nine months ended September 30, 2018. Interest income on other investments increased $105,000 for the nine months ended September 30, 2019 primarily due to an increase in the average yield of 107 basis points and an increase of $1.1 million in the average balance of other interest earning assets compared to the nine months ended September 30, 2018.

Interest Expense. Total interest expense increased $628,000, or 42.8%, to $2.1 million for the nine months ended September 30, 2019 from $1.5 million for the nine months ended September 30, 2018. Interest expense on deposit accounts increased $436,000, or 44.3%, to $1.4 million for the nine months ended September 30, 2019 from $984,000 for the nine months ended September 30, 2018. The increase between comparable nine month periods in 2019 from 2018 was primarily due to a $329,000 increase in interest expense on certificates of deposit resulting from a $7.7 million, or 11.3%, increase in the average balance of these certificates. The average cost of certificates increased 41 basis points to 2.08%. Savings interest expense increased $93,000 as average balances increased $9.9 million. The average cost of savings deposits increased 31 basis points during the nine months ended September 30, 2019 compared to September 30, 2018. Interest expense on interest-bearing demand accounts increased $14,000 from the comparable nine months in 2018. The increase reflects the promotion of a high-yielding checking account product for large balance DDA accounts. The average balances in interest-bearing demand accounts during the nine months ended September 30, 2019 increased $11.8 million to $19.6 million compared to $7.8 million for the nine months ended September 30, 2018.

Interest expense on FHLB advances increased $192,000, or 39.8%, to $673,000 for the nine months ended September 30, 2019 from $481,000 for the nine months ended September 30, 2018. The average balance of advances increased $4.4 million, or 12.1%, for the nine months ended September 30, 2019. The average cost of FHLB borrowings increased 45 basis points during the nine months ended September 30, 2019, due primarily to increases in market interest rates.

Net Interest Income. Net interest income increased $716,000, or 20.1%, to $4.3 million for the nine months ended September 30, 2019. The interest rate spread increased 12 basis points to 2.76% for the nine months ended September 30, 2019 compared to 2.64% for the nine months ended September 30, 2018. The net interest margin increased seven basis points to 2.95% for the nine months ended September 30, 2019 from 2.88% for the nine months ended September 30, 2018.

Provision for Loan Losses. Based on our analysis of the factors described in “Critical Accounting Policies—Allowance for Loan Losses,” we recorded a provision for loan losses of $25,000 for the nine months ended September 30, 2019, a decrease of $20,000 from the nine months ended September 30, 2018. The allowance for loan losses was $1.4 million, or 0.76% of total loans, at September 30, 2019, compared to $1.4 million, or 0.89% of total loans, at September 30, 2018. The determination to record a provision for loan losses in the nine months ended September 30, 2019, was due primarily to the increase in outstanding loans. Total nonperforming loans were $300,000 at September 30, 2019, compared to $381,000 at September 30, 2018. The Company had $23,000, or 0.01% in net charge-offs during the nine month period ended September 30, 2019 and had no charge-offs during the nine month period ending September 30, 2018. As a percentage of nonperforming loans, the allowance for loan losses was 468.8% at September 30, 2019, compared to 368.8% at September 30, 2018.

Non-Interest Income. Non-interest income decreased $42,000, or 2.1%, to $2.0 million for the nine months ended September 30, 2019 from the comparable nine months in 2018. The decrease was primarily due to a $24,000 decrease in gain on sales of loans and a $103,000 decrease in mortgage servicing fees, partially offset by an increase of $86,000 in other income. The decrease in gain on sale of loans was due primarily to competitive pricing pressures in the local market. The decrease in mortgage servicing fees was due primarily to a decline in the appraised fair value of mortgage servicing rights during the nine months ended September 30, 2019. The change in fair value of mortgage servicing rights is highly dependent on estimated changes in mortgage prepayment speeds. Generally, estimated mortgage prepayment speeds increase when market rates decrease resulting in a decrease in the fair value of mortgage servicing rights. Increasing mortgage prepayment speeds had an adverse impact on the value of our mortgage servicing rights. The increase in other income was due primarily to an increase in loan fees and service fees on deposits.

Non-Interest Expense. Non-interest expense increased $741,000, or 14.9%, to $5.7 million for the nine months ended September 30, 2019, compared to the same period in 2018. The increase was due primarily to a $639,000, or 25.6%, increase in salary and employee benefits to $3.1 million in the first nine months of 2019 from $2.5 million for the comparable nine months in 2018, attributable to increased staffing levels as well as termination and retention bonuses for certain Kentucky Federal employees. Merger related expenses decreased $213,000 with the completion of the merger. Data processing expense increased $68,000, or 15.1%, to $518,000 during the nine months ended September 30, 2019 from $450,000 for the nine months ended September 30, 2018, due primarily to overall growth including the addition of Kentucky Federal’s accounts. Efficiencies in data processing costs following the merger were not realized until the final integration of Kentucky Federal’s data processing was completed on April 26, 2019. Franchise tax expense increased $38,000, or 32.6% due to the increase in equity from the Kentucky Federal merger. Advertising expense decreased $41,000, or 35.0% due to a reduction in billboard, print and social media marketing while newer marketing strategies were being formulated and implemented. The increases in non-interest expenses were partially offset by an increase in gains on sales of foreclosed real estate of $90,000 during the nine months ended September 30, 2019.

Federal Income Taxes. The provision for federal income taxes decreased $114,000, or 65.5%, to $60,000 for the nine months ended September 30, 2019, compared to the same period in 2018. The decrease was due primarily due to the effects of nondeductible merger-related expenses included in the 2018 period results, and a $47,000, or 8.2%, decrease in pre-tax income. The effective tax rates were 11.6% and 30.8% for the nine months ended September 30, 2019 and 2018, respectively.

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

	For the Nine Months Ended September 30,
	2019			2018
	Average		Average	Average		Average
	Outstanding		Yield/Rate	Outstanding		Yield/Rate
	Balance	Interest	(5)	Balance	Interest	(5)
	(Dollars in thousands)
Interest-earning assets:
Loans	$180,875	$6,114	4.51%	$153,867	$4,875	4.22%
Securities	685	12	2.34	798	12	2.01
Other (1)	11,072	236	2.84	9,957	132	1.77
Total interest-earning assets	192,632	6,362	4.40	164,622	5,019	4.07
Non-interest-earning assets	13,639			10,390
Total assets	$206,271			$175,012

Interest-bearing liabilities:
Savings	$34,446	$127	0.49	$24,581	$34	0.18
Interest-bearing demand	19,593	111	0.76	7,804	97	1.66
Certificates of deposit	75,782	1,182	2.08	68,097	853	1.67
Total deposits	129,821	1,420	1.46	100,482	984	1.31
Borrowings	40,768	673	2.20	36,550	481	1.75
Total interest-bearing liabilities	170,589	2,093	1.64	137,032	1,465	1.43
Non-interest-bearing Demand	9,434			16,301
Other non-interest-bearing liabilities	3,511			2,700
Total non- interest-bearing liabilities	12,945			19,001
Total equity	22,737			18,979
Total liabilities and total equity	$206,271			$175,012
Net interest income		$4,269			$3,554
Net interest rate spread (2)			2.76%			2.64%
Net interest-earning assets (3)	$22,043			$27,590
Net interest margin (4)			2.95%			2.88%
Average interest-earning assets to interest-bearing liabilities			112.92%			120.13%

(1)	Consists of FHLB-Cincinnati stock, FHLB DDA, certificates of deposit, fed funds sold, and cash reserves.
(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average rate of interest-bearing liabilities.
(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents annualized net interest income divided by average total interest-earning assets.
(5)	Annualized

Liquidity and Capital Resources. Liquidity is the ability to meet financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. The Bank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from the sale of loans, and proceeds from the sale or maturities of securities. In addition, the Bank may borrow from the FHLB. At September 30, 2019, the Bank had $55.7 million outstanding in advances from the FHLB. At September 30, 2019, the Bank had collateral based capacity to borrow an additional $35.3 million. The Bank had additional lines of credit with three commercial banks totaling $11.5 million. Additionally, the Bank has contingent funding sources with CDARS and the StoneCastle’s Federally Insured Cash Account (FICA) program.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $4.0 million and net cash provided by operating activities was $3,790 for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in investing activities, which consists primarily of disbursements for loan originations and the purchase of securities, offset by principal collections on loans, proceeds from maturing securities and pay downs on mortgage-backed securities, was $15.0 million and $6.2 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $22.8 million and $5.7 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Cincinnati Bancorp is a separate legal entity from the Bank and must provide for its own liquidity to pay any dividend to its stockholders and for other corporate purposes. Cincinnati Bancorp’s primary source of liquidity is dividend payments, if any, received from the Bank. The Bank’s ability to pay dividends is subject to regulatory restrictions. At September 30, 2019, Cincinnati Bancorp (on an unconsolidated, stand-alone basis) had liquid assets of $522,000.

At September 30, 2019, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $23.1 million, or 11.0% of adjusted total assets, which is above the well-capitalized required level of $10.5 million, or 5.0%; total risk-based capital of $24.5 million, or 15.5% of risk-weighted assets, which is above the well-capitalized required level of $15.8 million, or 10.0% of risk-weighted assets; and common equity tier 1 risk based capital of $23.1 million, or 14.6%, of risk weighted assets, which is above the well-capitalized required level of $10.3 million, or 6.5%. At December 31, 2018, the Bank exceeded all of its regulatory capital requirements with a Tier 1 leverage capital level of $23.1 million, or 11.5% of adjusted total assets, which is above the well-capitalized required level of $10.0 million, or 5.0%; and total risk-based capital of $24.5 million, or 17.5% of risk-weighted assets, which is above the well-capitalized required level of $14.0 million, or 10.0% of risk-weighted assets. Accordingly, Cincinnati Federal was categorized as well capitalized at September 30, 2019, and December 31, 2018. Management is not aware of any conditions or events since the most recent notification that would change its category.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable, as the Company is a smaller reporting company.

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2019. Based on that evaluation, the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2019, there has been no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

The Company is subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s consolidated financial condition or results of operations.

Item 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	There were no sales of unregistered securities during the period covered by this Report.

(b)	Not applicable.

(c)	There were no issuer repurchases of securities during the period covered by this Report.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1	Cincinnati Bancorp Stock Holding Company Charter (1)

3.2	Cincinnati Bancorp Amended and Restated Bylaws (2)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Cincinnati Bancorp Quarterly Report on Form 10-Q, for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the consolidated balance sheets; (ii) the consolidated statements of operations; (iii) the consolidated statements of comprehensive income; (iv) the consolidated statements of cash flows; and (v) notes to consolidated financial statements.

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

CINCINNATI BANCORP

Date: November 14, 2019	/s/ Joseph V. Bunke
Joseph V. Bunke
President
(Principal Executive Officer)

Date: November 14, 2019	/s/ Herbert C. Brinkman
Herbert C. Brinkman
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)